Form 10-Q
period 2021-04-03
Hayward Holdings, Inc.
filed 2021-05-18
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-40208

Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
400 Connell Drive
Suite 6100
Berkeley Heights, NJ
(Address of Principal Executive)
Offices)
82-2060643
(I.R.S. Employer Identification No.)

07922
(Zip Code)
(908) 351-5400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 per share	HAYW	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 231,101,257 shares of common stock as of May 17, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Examples of forward-looking statements include, among others, statements we make regarding: our financial position; business plans and objectives; general economic and industry trends; business prospects; future product development and acquisition strategies; growth and expansion opportunities; operating results; and working capital and liquidity. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including such statements taken from third-party industry and market reports. Important factors that could affect our future results and could cause those results or other outcomes to differ materially from those indicated in our forward-looking statements include the following:

• our ability to execute on our growth strategies and expansion opportunities;
• our ability to maintain favorable relationships with suppliers;
• our relationships with and the performance of distributors, builders, buying groups, retailers and servicers who sell our products to pool owners;
• competition from national and global companies, as well as lower cost manufacturers;
• impacts on our business from the sensitivity of our business to seasonality and unfavorable economic and business conditions;
• our ability to identify emerging technological and other trends in our target end markets;
• our ability to develop, manufacture and effectively and profitably market and sell our new planned and future products;
• failure of markets to accept new product introductions and enhancements;
• the ability to successfully identify, finance, complete and integrate acquisitions;
• our ability to attract and retain senior management and other qualified personnel;
• regulatory changes and developments affecting our current and future products;
• volatility in currency exchange rates;
• our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;
• impacts on our business from political, regulatory, economic, trade, and other risks associated with operating foreign businesses;
• our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
• the impact of material cost and other inflation;
• the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs;
• the outcome of litigation and governmental proceedings;
• impacts on our business from the COVID-19 pandemic; and
• other factors set forth in “Risk Factors” in our IPO Prospectus (as defined herein).

These forward-looking statements involve known and unknown risks, inherent uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Actual results and the timing of certain events may differ materially from those contained in these forward-looking statements.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, dollars in millions, except per share data)

	April 3, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$13.8	$114.9
Accounts receivable, net of allowances of $1.4 and $1.4, respectively	349.1	140.2
Inventories, net	159.4	145.3
Prepaid expenses	10.8	10.3
Other current assets	14.9	13.7
Total current assets	548.0	424.4
Property, plant, and equipment, net of accumulated depreciation of $56.3 and $51.9, respectively	142.1	142.3
Goodwill	919.4	920.3
Trademark	736.0	736.0
Customer relationships, net	264.0	271.5
Other intangibles, net	103.8	106.7
Other non-current assets	7.0	5.9
Total assets	$2,720.3	$2,607.1

Liabilities, Redeemable Stock, and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$2.1	$2.8
Accounts payable	75.0	69.6
Accrued expenses and other liabilities	138.0	141.8
Income taxes payable	19.5	4.4
Total current liabilities	234.6	218.6
Long-term debt, net	991.8	1,300.3
Deferred tax liabilities, net	274.9	273.6
Other non-current liabilities	12.3	10.9
Total liabilities	1,513.6	1,803.4
Commitments and contingencies (Note 12)
Redeemable stock
Class A stock $0.001 par value, no shares authorized, issued, or outstanding at April 3, 2021; 1,500,000 shares authorized, 872,598 issued and 869,823 outstanding at December 31, 2020	—	594.5
Class C stock $0.001 par value, no shares authorized, issued, or outstanding at April 3, 2021; 100 shares authorized, issued, and outstanding at December 31, 2020	—	—

Stockholders' equity
Common stock $0.001 par value, 750,000,000 authorized; 231,120,757 issued and outstanding at April 3, 2021; 3,846,960 issued and 2,772,900 outstanding at December 31, 2020	0.2	—
Additional paid-in capital	1,052.7	10.3
Common stock in treasury; 4,698,584 and 4,340,310 at April 3, 2021 and December 31, 2020, respectively	(3.9)	(3.7)
Retained earnings	154.4	203.0
Accumulated other comprehensive income (loss)	3.3	(0.4)
Total stockholders' equity	1,206.7	209.2
Total liabilities, redeemable stock, and stockholders' equity	$2,720.3	$2,607.1

See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in millions, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$334.4	$170.2
Cost of sales	174.5	94.6
Gross profit	159.9	75.6
Selling, general, and administrative expenses	66.5	43.3
Research, development, and engineering	4.8	4.7
Acquisition and restructuring related expense	—	5.5
Amortization of intangible assets	8.8	9.5
Operating income	79.8	12.6
Interest expense, net	18.3	19.6
Loss on extinguishment of debt	5.8	—
Other expense, net	3.6	6.4
Total other expense	27.7	26.0
Income (loss) from operations before income taxes	52.1	(13.4)
Provision (benefit) for income taxes	15.2	(3.0)
Net income (loss)	$36.9	$(10.4)

Comprehensive income, net of tax
Net income (loss)	$36.9	$(10.4)
Foreign currency translation adjustments, net of tax expense of $1.1 million and net of tax benefit of $3.1 million, respectively	1.7	(11.1)
Change in fair value of derivatives, net of tax expense of $0.6 million and net of tax benefit of $2.0 million, respectively	1.8	(7.0)
Comprehensive income (loss)	$40.4	$(28.5)

Income (loss) per common share
Basic	$(0.85)	$(8.80)
Diluted	$(0.85)	$(8.80)

Weighted average common shares outstanding
Basic	57,377,822	1,204,555
Diluted	57,377,822	1,204,555

See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Unaudited, dollars in millions, except per share data)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	869,923	$594.5	2,772,900	$—	$10.3	$(3.7)	$203.0	$(0.4)	$209.2
Net income	—	—	—	—	—	—	36.9	—	36.9
Conversion to common stock upon IPO	(870,109)	(594.5)	206,147,857	0.2	680.0	—	(85.5)	—	594.7
Issuance of common stock	—	—	22,200,000	—	351.6	—	—	—	351.6
Issuance of Class A stock	186	—		—	0.2	—	—	—	0.2
Stock-based compensation	—	—	—	—	10.6	—	—	—	10.6
Repurchase of stock	—	—	—	—	—	(0.2)	—	—	(0.2)
Comprehensive income items	—	—	—	—	—	—	—	3.7	3.7
Balance at April 3, 2021	—	$—	231,120,757	$0.2	$1,052.7	$(3.9)	$154.4	$3.3	$1,206.7

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	872,397	$869.5	3,114,150	$—	$8.0	$(1.2)	$159.9	$(2.7)	$164.0
Net income	—	$—	—	—	$—	$—	$(10.4)	$—	$(10.4)
Issuance of Class A stock	—	$—	—	—	$—	$—	$—	$—	$—
Cash distributions	—	$—	—	—	$—	$—	$(0.1)	$—	$(0.1)
Stock-based compensation	—	$—	—	—	$0.7	$—	$—	$—	$0.7
Exercise of stock options	(423)	$—	—	—	$0.1	$—	$—	$—	$0.1
Repurchase of stock	—	$—	—	—	$—	$(2.0)	$—	$—	$(2.0)
Comprehensive loss items	—	$—	—	—	$—	$—	$—	$(18.1)	$(18.1)
Balance at March 28, 2020	871,974	$869.5	3,114,150	$—	$8.8	$(3.2)	$149.4	$(20.8)	$134.2
See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in millions, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities
Net income (loss)	$36.9	$(10.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	4.7	4.6
Amortization of intangible assets	10.4	10.8
Amortization of deferred debt issuance costs	1.4	1.3
Stock-based compensation	10.6	0.7
Deferred income taxes	(0.3)	1.3
Increase (decrease) in allowance for bad debts	—	(0.1)
Loss on debt extinguishment	5.8	—
Net change in assets and liabilities
Accounts receivable	(210.0)	(102.5)
Inventories	(15.4)	(6.5)
Other current and non-current assets	(0.3)	1.9
Accounts payable and accrued expenses and other liabilities	24.4	1.1
Net cash (used in) provided by operating activities	(131.8)	(97.8)

Cash flows from investing activities
Purchases of property, plant, and equipment	(4.8)	(3.9)
Purchases of intangibles	(0.2)	(0.4)
Proceeds from settlements of investment currency hedge	0.4	0.4
Net cash (used in) provided by investing activities	(4.6)	(3.9)

Cash flows from financing activities
Proceeds from issuance of common stock from IPO	377.4	—
IPO stock issuance costs	(25.8)	—
Proceeds from issuance of Class A common stock	0.3	0.1
Payments of long-term debt	(364.6)	(3.5)
Net change in revolving credit facility	48.8	152.9
Payments of capital leases	(0.2)	—
Purchase of common stock for treasury	(0.2)	(2.0)
Net cash (used in) provided by financing activities	35.7	147.5
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)
Change in cash and cash equivalents and restricted cash	(101.1)	45.2
Cash and cash equivalents and restricted cash, beginning of period	114.9	47.2
Cash and cash equivalents and restricted cash, end of period	$13.8	$92.4

Supplemental disclosures of cash flow information
Cash paid-interest	$16.9	$12.0
Cash paid-income taxes	$0.1	$0.8
See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations and Organization

Hayward Holdings, Inc. (“Holdings” or the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has facilities in the United States, Canada, Spain, France, Australia and China. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.

Prior to March 2, 2021, the Company had three classes of stock designated as Class A, Class B and Class C stock. On March
2, 2021, the Company reclassified its Class B common stock into common stock, par value $0.001 per share ( “Common Stock”), and then effected a 195-for-1 split of its Common Stock. On March 11, 2021, the Company converted each outstanding share of Class A stock into 195 shares of Common Stock plus an additional 42.5671 shares, which amount was determined by dividing (a) the Class A preference amount of such share of Class A stock, or $683.84 per share (the “Class A Preference Amount”), by (b) the initial public offering price of $17.00 per a share of Common Stock in the Company’s initial public offering (“IPO”), net of the per share underwriting discount, and (ii) the Company redeemed each outstanding share of Class C stock for an aggregate price of $1.00.

References to the “Reclassification” refer to (i) the reclassification of the Company’s Class B common stock into Common Stock on March 2, 2021, (ii) the 195-for-1 stock split of the Company’s common stock on March 2, 2021, (iii) the conversion of the Company’s Class A stock into Common Stock, (iv) the redemption of the Company’s Class C stock and (v) the filing and effectiveness of the Company’s second restated certificate of incorporation and the adoption of its amended and restated bylaws on March 16, 2021.

All share and per share amounts for all periods presented in these condensed consolidated financial statements and related notes have been adjusted retroactively, where applicable, to reflect the Reclassification.

On March 16, 2021, the Company completed its IPO whereby it issued 22,200,000 shares of its Common Stock, and entities affiliated with CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners”) and Alberta Investment Management Corporation (“AIMCo” and, together with CCMP and MSD Partners, the “Sponsors”) sold an aggregate of 20,893,665 shares of the Company’s Common Stock, inclusive of 2,815,887 shares sold by entities affiliated with the Sponsors pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The shares began trading on the New York Stock Exchange on March 12, 2021. The aggregate net proceeds received by the Company from the IPO were $356.6 million, after deducting underwriting discounts and commissions and other offering costs. The Company used the net proceeds from the IPO to repay existing indebtedness outstanding under its credit facilities as further described in Note 7.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's final prospectus for the IPO filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, filed with the SEC on March 15, 2021 (the "IPO Prospectus"). The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents

The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Company's condensed consolidated balance sheets and condensed consolidated statements of cash flows (in millions):

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$13.8	$114.9
Restricted cash (a)	0.6	0.4
Total	$14.4	$115.3
(a) included in Other current assets

Recent Accounting Pronouncements Not Yet Adopted

The Company plans to adopt the following recent accounting pronouncements based on accommodations for Emerging Growth Companies.

Accounting for Leases

Accounting Standards Update (the "ASU") 2016-02, Leases, was issued by Financial Accounting Standards Board (the "FASB") in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard will be effective for the Company on January 1, 2022 and it is evaluating whether it will elect the optional transition method as well as the package of practical expedients, upon adoption.

In addition to the recognition of the rights of use assets and lease obligations, the Company anticipates changes in systems, processes and controls. While the requirements of the new guidance represent a material change from existing Generally Accepted Accounting Principles (the "GAAP"), the underlying economics of items in scope and related cash flows are unchanged. The Company plans to focus on gathering data, developing procedures and testing before adoption. Focus areas include, but are not limited to (i) updating procedures to reflect new guidance; (ii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

New Credit Loss Standard

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2022, and will impact, at least to some extent, the Company’s accounting and disclosure requirements for its accounts receivable. The Company will continue to identify any other financial assets not excluded from scope. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its condensed consolidated financial statements.

The Company anticipates an impact on the systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. The Company plans to focus on gathering data, developing procedures and testing before adoption. Focus areas include, but are not limited to (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on accounts receivable; (ii) establishing procedures to identify and review all remaining financial assets within scope, (iii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Simplifying the Accounting for Income Taxes

ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), was issued by FASB in December 2019. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning after December 15, 2021 and interim periods beginning after December 15, 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Reference Rate Reform

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”, was issued by FASB in March 2020. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

3. Revenue

The following table disaggregates net sales between product groups and geographic destinations, respectively (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Product groups
Residential pool	$316.1	$154.1
Commercial pool	7.0	7.1
Industrial flow control	11.3	9.0
Total	$334.4	$170.2

Geographic
United States	$239.8	$116.9
Canada	31.7	15.5
Europe	49.0	27.3
Rest of World	13.9	10.5
Total international revenue	94.6	53.3
Total	$334.4	$170.2

4. Inventories

Inventories consist of the following (in millions):

	April 3, 2021	December 31, 2020
Raw materials	$82.2	$67.9
Work in progress	13.9	13.5
Finished goods	63.3	63.9
Total	$159.4	$145.3

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in millions):

	April 3, 2021	December 31, 2020
Selling, promotional and advertising	$23.8	$25.4
Employee compensation and benefits	22.9	34.2
Warranty reserve	21.9	16.4
Inventory purchases	22.7	13.7
Insurance reserve	8.8	9.8
Deferred income	10.5	11.7
Restructuring reserves	0.8	1.7
Derivative liability	4.6	9.3
Professional fees	1.2	2.9
Payroll taxes	4.4	3.2
Other accrued liabilities	16.4	13.5
Total	$138.0	$141.8

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Changes in the warranty reserve are as follows (in millions):

Balance at December 31, 2020	$16.4
Accrual for warranties issued during the period and year ended	10.1
Payments	(4.6)
Balance at April 3, 2021	$21.9

6. Income Taxes

The Company's effective tax rate for the three months ended April 3, 2021 and three months ended March 28, 2020 were 29.1% and 22.5%, respectively.

The increase in the Company’s effective tax rate for the three months ended April 3, 2021 from the three months ended March 28, 2020 was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, changes in the relative income between jurisdictions, and a discrete tax charge relating to nondeductible GAAP stock compensation expense in excess of annual IRS compensation expense limitations due to the accelerated vesting of performance based grants due to the IPO.

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at April 3, 2021 and December 31, 2020, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. In making this determination, the Company assesses all available evidence (positive and negative) including recent earnings, internally-prepared income tax projections, and historical financial performance.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Long-Term Debt

Long-term debt consists of the following (in millions):

	April 3, 2021	December 31, 2020
First Lien Term Facility, due August 4, 2024	$820.0	$958.0
Incremental First Lien Term Facility, due August 4, 2026	128.4	150.0
Second Lien Term Facility	—	205.0
ABL Revolving Credit Facility	48.8	—
Capital lease obligations	9.5	9.7
Subtotal	1,006.7	1,322.7
Less: Current portion of the long-term debt	(2.1)	(2.8)
Less: Unamortized debt issuance costs	(12.8)	(19.6)
Total	$991.8	$1,300.3

The Company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 million was used to repay in full outstanding borrowings under the Company's Second Lien Term Facility, (ii) $131.1 million was used to repay outstanding borrowings under the Company's First Lien Term Facility and (iii) $20.5 million was used to repay borrowings under the Incremental First Lien Term Facility. The Company recorded a $5.8 million debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of the partial repayment of the First Lien Term Facility and Incremental First Lien Term Facility.

The First Lien Term Facility, Second Lien Term Facility (“Term Loan Facilities”) and ABL Revolving Credit Facility ("ABL Facility") and, together with the Term Loan Facilities (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. As of April 3, 2021 we were in compliance with all covenants under the Credit Facilities.
8. Derivatives and Hedging Transactions

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. In hedging the transactions, the Company in the normal course of business, holds the following types of derivatives.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements designated as cash flow hedges to manage its interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive loss, net of tax.

As of April 3, 2021, the Company was a party to two interest rate swap agreements that effectively converts an initial notional amount of $550.0 million of its variable rate debt obligations to a fixed rate debt. The interest rate swap agreements expire in August 2021.

On December 23, 2020, the Company entered into three variable rate collar derivative foreign exchange contracts to hedge US $30 million of intercompany remittances through June 2021.

Net Investment Hedges

The Company uses net investment hedges to minimize its exposure to variability in the foreign currency translation of its net investment in one of its international subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in accumulated other comprehensive loss consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness.

At December 31, 2017, the Company entered into a four year euro-denominated cross currency swap agreement of €75.0 million to hedge the net investment in one of its foreign subsidiaries designated as a hedge expiring on August 31, 2021. Since both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
currency of the hedged net investment and the Company’s functional currency, all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts, net of tax within accumulated other comprehensive income (loss) in the Company's condensed consolidated balance sheets.

The amounts recorded in accumulated other comprehensive income (loss) will be reclassified to earnings only upon the sale or liquidation of the Company’s investment in one of its international subsidiaries or on maturity of the underlying agreements.

The following table summarizes the gross fair values and location of the derivative instruments within Company's condensed consolidated balance sheets (in millions):

	April 3, 2021		December 31, 2020
	Other Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Accrued Expenses and Other Liabilities
Interest rate swaps	$—	$4.0	$—	$6.5
Net investment hedge	0.7	—	—	2.8
Total	$0.7	$4.0	$—	$9.3

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income in the Company's condensed consolidated statements of operations and comprehensive income (loss) (in millions):

	Unrealized Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Interest rate swaps	$1.8	$(7.0)	$2.1	$—	Interest Expense
Net investment hedge	2.5	1.6	—	—	N/A
Total	$4.3	$(5.4)	$2.1	$—

9. Fair Value Measurements

The Company is required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of these instruments approximate fair value because of their short-term nature.

The Company’s interest rate swaps and the net investment hedge are measured in the financial statements at fair value on a recurring basis. Please refer to Footnote 8 for fair value disclosures. The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. The fair value of the net investment hedge is estimated using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. These instruments are customary, over-the-counter contracts with various bank counterparties that are not traded in active markets. Accordingly, the fair value measurements of the interest rate swaps and the net investment hedge are categorized as Level 2.

As of April 3, 2021, the Company’s long-term debt instruments with a carrying value of $997.2 million (excludes capital leases) had a fair value of approximately $996.9 million. As of December 31, 2020, the Company’s long-term debt instruments with a carrying value of $1,313.0 million had a fair value of approximately $1,304.6 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the revolving credit facility approximates its carrying value due to its short term nature.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. Segments and Related Information

The Company's operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America and Europe & Rest of World. Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company's Chief Operating Decision Maker ("CODM") reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise wide basis. Segment income is defined as segment gross profit less sales, general, and administrative expenses ("SG&A") and research, development, and engineering ("RD&E").

The North America segment manufactures and sells residential and commercial swimming pool equipment and supplies as well as equipment that controls the flow of fluids. This segment is composed of three reporting units.

The Europe & Rest of World segment manufactures and sells residential and commercial swimming pool equipment and supplies. This segment is composed of two reporting units.

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in millions):

	Three Months Ended April 3, 2021			Three Months Ended March 28, 2020
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Net sales	$271.5	$62.9	$334.4	$132.4	$37.8	$170.2
Gross profit	$134.7	$25.2	$159.9	$61.1	$14.4	$75.5
Segment income	$85.8	$14.9	$100.7	$22.6	$5.6	$28.2
Capital expenditures	$4.7	$0.1	$4.8	$3.7	$0.2	$3.9
Depreciation	$4.3	$0.4	$4.7	$4.1	$0.3	$4.4

The following table presents a reconciliation of segment income to income (loss) from operations before income taxes (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Total segment income	$100.7	$28.2
Corporate expense, net	12.1	0.6
Acquisition and restructuring related expense	—	5.5
Amortization of intangible assets	8.8	9.5
Operating income	79.8	12.6
Interest expense, net	18.3	19.6
Loss on extinguishment of debt	5.8	—
Other expense, net	3.6	6.4
Total other expense	27.7	26.0
Income (loss) from operations before income taxes	$52.1	$(13.4)

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share and per share amounts):

	Three months ended
	April 3, 2021	March 28, 2020
Net income (loss)	$36.9	$(10.4)
Deemed Dividend - Class A stock redemption (a)	(85.5)	—
Dividends paid to Class C stockholders	(0.2)	(0.2)
Net income (loss) attributable to common stockholders, basic	(48.8)	(10.6)
Dilutive net income (loss) adjustments	—	—
Net income (loss) attributable to common stockholders, diluted	$(48.8)	$(10.6)

Weighted average number of common shares outstanding, basic	57,377,822	1,204,555
Earnings per share attributable to common stockholders, basic	$(0.85)	$(8.80)
Earnings per share attributable to common shareholders, diluted	$(0.85)	$(8.80)

Excluded potential common shares (b)	8,636,942	7,119,041
(a) represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO
(b) excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive

Net income (loss) attributable to common stockholders, used as the numerator in our EPS computation, was reduced by a non-cash charge due to a beneficial conversion feature related to the redemption of Class A shares for common shares. Such non-cash charge is treated as a deemed dividend. It is a one-time accounting reclassification within the condensed consolidated statements of changes in redeemable stock and stockholders' equity and does not have any current or future income statement impact.

12. Commitments and Contingencies

Litigation

The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, in the opinion of management, it is remote that such litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Pentair Litigation

The Company is presently a defendant in a set of consolidated patent infringement actions brought by Pentair Water Pool and
Spa, Inc. and Danfoss Drives A/S(Civil Nos. 5:11-cv-459-D and 5:12-cv-251-D), pending in the United States District Court for the Eastern District of North Carolina. Collectively, the plaintiffs in these actions have asserted that certain of our variable speed pump and controller products infringe claims in seven United States patents: U.S. Patent Nos. 7,854,597; 7,815,420; 7,857,600;
7,686,587; 7,704,051; 8,019,479; and 8,043,070. The Company initiated related USPTO proceedings against certain of the asserted patents, including inter partes reexamination nos. 95/002005, 95/002006, 95/002007, and 95/002008 and inter partes review nos. IPR2013-00285 and IPR2013-00287. The Company has also raised non-infringement and invalidity defenses against each of the patents asserted against us in the district court actions, which are currently stayed. Additionally, the Company is aware of patents related to the asserted patents, including continuing, foreign and/or other related issued patents and pending patent applications, that could be asserted against us in the future. If defenses raised by the Company are not upheld, or if Pentair and/or Danfoss were to prevail in these proceedings and/or otherwise, then we may owe money damages and/or be subject to an injunction for any unexpired patent that would require the cessation of any infringing activity, which could have a negative impact on our supply chain or other business, including the ability of us, our vendor(s), and/or our customer(s) to make, use, sell, offer for sale and/or import variable speed drives or pumps, and/or the automation controllers therefor, any of which including the component(s), feature(s) and/or functionalit(ies) accused of infringement.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. Stockholders’ Equity

Prior to the Reclassification, the outstanding capital stock of the Company consisted of three classes of stock: Class A stock, par value of $0.001 per share of which 1,500,000 shares were authorized; Class B common stock par value of $0.001 per share of which 150,000 shares were authorized; and Class C stock, par value $0.001 per share of which 100 shares were authorized.

In October 2020, the Board of Directors approved a distribution of $275.0 million, or $316.16 per share of Class A stock of the Company.

On March 2, 2021 the Company filed a Certificate of Amendment of Amended and Restated Certificate Incorporation pursuant to which all shares of Class B common stock were reclassified into an equal number of fully paid and non-assessable Common Stock and the Company then effected a 195-for-1 split of its Common Stock. The outstanding capital stock of the Company now consists of a single class of Common Stock.

Prior to the IPO, each share of Class A stock was converted into a number of shares of Common Stock equal to 237.57 which is the sum of 195.00 plus the quotient of 42.57 obtained by dividing the then outstanding preference amount of 683.84 for such share by the IPO offering price of 17.00, net of any underwriting discount or a net conversion factor of 16.07.

Prior to the IPO all 100 shares of Class C stock were redeemed for $100 dollars in total.

On March 16, 2021, the Company filed its Second Restated Certificate of Incorporation.

Preferred Stock

As of April 3, 2021, the Company’s Second Restated Certificate of Incorporation authorized the Company to issue up to 100,000,000 shares of preferred stock, $0.001 value per share, all of which is undesignated.

Common Stock

As of April 3, 2021, the Company’s Second Restated Certificate of Incorporation authorized the Company to issue up to 750,000,000 shares of Common Stock, $0.001 value per share. Each share of Common Stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of Common Stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through April 3, 2021, no dividends had been declared or paid.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. Stock-based Compensation

The Company has established two equity incentive plans as described below.

The total stock-based compensation for the three months ended April 3, 2021 and the three months ended March 28, 2020 was $10.6 million and $0.7 million, respectively.

2021 Equity Incentive Plan

In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of April 3, 2021 there were 12,361,929 shares available for future issuance under the 2021 Plan.

Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.

2021 Options

Intrinsic value in millions	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	—	$—	—	$—
Granted	1,219,028	$17.00	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding as of April 3, 2021	1,219,028	$17.00	9.95	$—
Options exercisable as of April 3, 2021	—	$—	—	$—
Options expected to vest as of April 3, 2021	1,219,028	$17.00	9.95	$—

April 3, 2021
The weighted average grant date fair value of options granted in 2021 was	$6.30
At April 3, 2021, the total unrecognized compensation cost (in millions) related to stock options was	$7.5
Total compensation expense (in millions) recognized for the three months ended April 3, 2021 was	$0.15
This unrecognized compensation cost is expected to be recognized over a weighted average period of	2.94 years
The closing price of our common stock on April 3, 2021 was	$16.95

There were no exercises or vesting of these options in the three months ended April 3, 2021.

The Company determined the fair value of these stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for these stock options granted were as follows:

April 3, 2021
Risk-free interest rate	1.08%
Expected life	6 years
Expected dividend yield	—%
Expected volatility	37.00%

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2021 Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	—	—
Granted	156,543	$17.00
Redeemed	—	—
Outstanding as of April 3, 2021	156,543	$17.00

April 3, 2021
Total compensation expense (in millions) recognized for the three months ended April 3, 2021 was	$0.08
Number of years that expense related to these restricted stock unit will be recognized	2.9 years
As of April 3, 2021, the total unrecognized compensation cost (in millions) related to these Restricted Stock Units was	$2.6

2017 Equity Incentive Plan

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the issuance of stock options, restricted stock and restricted stock awards to officers, directors and employees. The stock options granted under the 2017 Plan generally have a maximum term of up to 10 years. Restricted stock, restricted stock awards, and stock options granted under the 2017 Plan generally are eligible to vest based on continued service, generally over five years, or upon an initial public offering and post-initial public offering stock price performance. All performance-vesting conditions were satisfied on March 26, 2021 following our IPO on March 12, 2021 and subsequent stock price performance.

For presentation purposes in this document we have recast the figures reported as of December 31, 2020 to recognize the 195-for-1 stock split that occurred on March 2, 2021 as if it had been effective on January 1, 2021.

As of April 3, 2021 there were 7,224,906 outstanding options and 1,505,751 outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following our IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant will be available for future awards under the 2021 Plan (as described above).

Time-Based Stock Options

The following table summarizes activity for time-based stock option under the 2017 Plan:

Intrinsic value in millions	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,770,400	$1.08	7.50	$16.17
Granted	524,063	$3.61	9.79	—
Exercised	(42,647)	0.50	—	—
Forfeited	(26,910)	$1.80	—	—
Outstanding as April 3, 2021	7,224,906	$1.26	8.00	$15.69
Options exercisable as of April 3, 2021	2,394,678	$0.88	7.41	—
Options expected to vest as of April 3, 2021	4,830,228	$1.46	8.29	—

	Number of Shares	Weighted-Average Grant-Date Fair Value
Options granted during the three months ended April 3, 2021	524,063	$2.14
Options vested during the three months ended April 3, 2021	100,718	$1.40
Options forfeited during the three months ended April 3, 2021	26,910	$1.13

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At April 3, 2021, the total unrecognized compensation cost related to time-based stock options was $5.6 million. This cost is expected to be recognized over a weighted average period of 3.20 years.

The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for these stock options granted were as follows:

	April 3, 2021	March 28, 2020
Risk-free interest rate	1.08%	0.13%
Expected life (years)	6.0	1.5
Expected dividend yield	—%	—%
Expected volatility	37.00%	58.00%

The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon a comparable public company’s historical volatility.

Market and Performance Condition Stock Options

The following table summarizes activity for stock options with market and performance conditions under our 2017 Plan:

Intrinsic value in millions	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,479,655	$1.05	7.69	$16.17
Granted	524,063	$3.61	9.79	—
Forfeited	(26,910)	$1.80	—	—
Outstanding as of April 3, 2021	6,976,808	$1.24	7.91	$15.71
Options exercisable as of April 3, 2021	6,976,808	—	7.91	—

The performance criteria was met on March 26, 2021.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Options granted during the three months ended April 3, 2021	524,063	$2.07
Options forfeited during the three months ended April 3, 2021	26,910	$1.13

As of April 3, 2021, there was no unrecognized compensation costs related to performance-based stock options.

The Company determined the fair value of these performance-based stock options at the date of grant using the Black-Scholes option pricing model. The principal assumptions used in the Black-Scholes option-pricing model for these stock options granted were as follows:

	April 3, 2021	March 28, 2020
Risk-free interest rate	1.08%	0.13%
Expected life (years)	1.5	1.5
Expected dividend yield	—%	—%
Expected volatility	37.00%	58.00%

The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public companies historical volatility.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Time-Based Restricted Stock Awards

The following table summarizes activity for time-based restricted stock awards under the 2017 Plan:

	Restricted Class A Stock		Restricted Common
Grant date fair value in millions	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	—	—	1,603,095	$1.46
Modified	—	—	—	—
Forfeited	—	—	(97,344)	$1.46
Outstanding as of April 3, 2021	—	—	1,505,751	$1.46

At April 3, 2021, the Company had $0.2 million of total unrecognized compensation costs relating to these restricted stock awards, which is expected to be recognized through August 4, 2022.

Performance-Based Restricted Stock Awards with Market and Performance Conditions

The following table summarizes activity for performance-based restricted stock awards under our the 2017 Plan:

	Restricted Class A Stock		Restricted Common
Grant date fair value in millions	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2021	225,570	$4.43	857,805	$0.43
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(225,570)	$4.43	(857,805)	$0.43
Redeemed	—	—
Outstanding as of April 3, 2021	—	—	—

The performance criteria was met on March 26, 2021. Accordingly, 225,570 shares of Restricted Class A stock and 857,805 shares of Restricted Common Stock vested. The fair value of the vested shares was $1.4 million.

At April 3, 2021, the Company had no unrecognized compensation costs relating to these restricted stock awards.

15. Acquisition and Restructuring Related Expense (Income)

2021

As of April 3, 2021, there were no unrecognized accruals or expenses related to acquisition and restructuring activities.

2020

In 2019, we announced the cessation of certain manufacturing and distribution operations and sold the real estate associated with these operations with a one year lease back arrangement to allow for the orderly restructuring of these operations. The sale and leaseback was accounted for as separate transactions based on their respective terms in accordance with ASC 840, Leases. All activities related to this were fully completed in 2020.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recognizes severance charges on a straight-line basis over the notification period in accordance with ASC 420, Exit or Disposal Activities. Such charges include the facility closure described above and other one-time termination benefits (in millions):

		2020 Activity
	Liability as of January 1, 2020	Costs Recognized	Cash Payments	Liability as of March 28, 2020
One-time termination benefits	$6.3	$1.3	$(0.4)	$7.2
Facility-related	—	2.5	(2.5)	—
Other	—	0.5	(0.5)	—
Total	$6.3	$4.3	$(3.4)	$7.2

Restructuring costs are included within acquisition and restructuring related costs on the Company’s condensed consolidated statements of operations and comprehensive income (loss), while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

16. Related Party Transactions

The Company incurred management fees to certain Sponsors in the amount of $0.2 million for three months ended April 3, 2021 and March 28, 2020, respectively. In addition, zero million and $0.1 million in Class C dividends were incurred to one Sponsor in lieu of management fees for three months ended April 3, 2021 and March 28, 2020, respectively.

17. Subsequent Events

The Company evaluates events and transactions that occur subsequent to the balance sheet date but prior to the issuance date of the financial statements to determine the necessity for recognition and/or reporting of any of these events and transactions in the financial statements. The Company has evaluated subsequent events through May 18, 2021, the date that these condensed consolidated financial statements were issued.

On May 17, 2021, the Company announced that its indirect, wholly owned subsidiary Hayward Industries, Inc. had successfully secured commitments for a senior secured term loan facility (“New Term Loan Facility”) in an aggregate principal amount of $1.0 billion. Proceeds will be used to refinance existing term loans and revolver borrowings, fund cash to the balance sheet, and pay related fees and expenses. The New Term Loan Facility will be issued with an original issue discount of 0.50%, will bear interest at a floating rate of LIBOR (with a 0.50% floor) plus 2.75% per annum with a step down to LIBOR plus 2.50% per annum when net secured leverage is less than 2.5x.proforma adjusted EBITDA. This transaction is expected to close in May 2021, subject to customary closing conditions, and will mature in May 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto appearing in the IPO Prospectus. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth under "Risk Factors" in the IPO Prospectus, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. This resulted in six additional days in the quarter ending April 3, 2021 as compared to the quarter ending March 28, 2020. Our second and third quarters are each 13 weeks. Throughout this discussion we will refer to the three months ended April 3, 2021 and the three months ended March 28, 2020 as the "First Quarter "and "Comparable Quarter", respectively.

Our Company

We are an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, innovation-led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.

We have an estimated North American residential pool market share of approximately 30%. We believe that we are well-positioned for future growth. On average, we have 20+ year relationships with our top 20 customers. Based upon feedback from certain representative customers and our interpretation of available industry and government data in the United States, we estimate that aftermarket sales represented approximately 75% of net sales. Aftermarket sales are not based upon our GAAP net sales results. We believe aftermarket sales are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 9 to 12 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools.

We manufacture our products at six primary facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China.

Corporate Headquarters Relocation

On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We will move our senior leadership team, corporate human resources, US sales leadership, corporate finance and other strategic functions to Charlotte. Hayward currently employs approximately 90 corporate employees in New Jersey.

As part of the relocation, a number of corporate operational jobs will also move from New Jersey to an existing Hayward production facility in Clemmons, North Carolina. The facility already employs 850 people, which includes the addition of approximately 100 jobs over the past year.

The corporate relocation does not impact any other Hayward location in the United States or internationally. Relocation will begin in summer 2021 and will be largely complete by spring 2022.

Segments

Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its operating segments based on how the Chief Operating Decision Maker ("CODM") reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 81% and 19% and 78% and 22% of total net sales for the three months ended April 3, 2021 and March 28, 2020, respectively.

The NAM segment manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States and Canada and manufactures and sells flow control products globally.

The E&RW segment manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.

Factors Affecting the Comparability of our Results of Operations

Our results of operations for the three months ended April 3, 2021 and the three months ended March 28, 2020 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. This resulted in six additional days in the quarter ending April 3, 2021 compared to the quarter ending March 28, 2020. Our second and third quarters are each 13 weeks. Throughout this discussion we will refer to the three months ended April 3, 2021 and the three months ended March 28, 2020 as the "First Quarter" and "Comparable Quarter", respectively.

Materials and other cost increases

We have experienced increases in the cost of raw materials and commodities, freight and labor. We strive for productivity improvements, and implement price increases to help mitigate this impact. We expect to see continuing price volatility in metals, resins, and electronic sub-assemblies and logistics, and import duty charges (motors, electronics, valves, and cleaner products) for some of our raw materials. In March 2021, we announced price increases in the range of 3% to 7% globally which became effective during April or May, depending on the region, to minimize the impact on costs. We will continue to monitor the market development, and take proactive actions to protect our profitability., including strategic purchasing of raw material to obtain favorable pricing ahead of vendor price increases.

Impact of COVID-19

The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and “stay at home” mandates, travel restrictions, certain business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract pandemic economic impacts. We believe that the pandemic has only reinforced existing pool industry growth trends and has not had a significant impact to our cost structure through the date of this filing. Hayward is classified as an essential business and as such we have implemented the necessary steps to protect our manufacturing and distribution facilities to ensure we have continuity of production and supply to our customers. While in the early months of the pandemic we did experience partial or full facility closure for cleaning and sanitization, all of our manufacturing and distribution facilities are currently operational.

Early in the pandemic, certain suppliers faced challenges and were not able to timely deliver the quantities of raw materials or components we required. This negatively affected our production capabilities in the second quarter of last year. We then secured secondary sources of supply and were able to return production to full capabilities. We will continue to expand our supply base to support production increase.

Although we continue to monitor the situation, we have reversed all austerity measures and capital spending has returned to normal levels. We also benefited from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), obtaining deferral of our employer U.S. Social Security contributions and a permanent reduction of certain cash tax payments in federal, state and international jurisdictions in 2020.

Continued restrictions and disruption of transportation, including reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays in both obtaining raw materials and components and in shipping finished goods.

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, SG&A expenses, RD&E, operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see "Non-GAAP Reconciliation."

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the condensed consolidated statements of operations for the three months ended April 3, 2021 and March 28, 2020 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended		Increase (Decrease)	Percentage Change
	April 3, 2021	March 28, 2020
Net sales	$334.4	$170.2	$164.2	96.5%
Cost of sales	174.5	94.6	79.9	84.5%
Gross profit	159.9	75.6	84.3	111.5%
Selling, general, and administrative expenses	66.5	43.3	23.2	53.6%
Research, development, and engineering	4.8	4.7	0.1	2.1%
Acquisition and restructuring related expense	—	5.5	(5.5)	(100.0)%
Amortization of intangible assets	8.8	9.5	(0.7)	(7.4)%
Operating income	79.8	12.6	67.2	533.3%
Interest expense, net	18.3	19.6	(1.3)	(6.6)%
Loss on extinguishment of debt	5.8	—	5.8	—%
Other expense, net	3.6	6.4	(2.8)	(43.8)%
Total other expense	27.7	26.0	1.7	6.5%
Income (loss) from operations before income taxes	52.1	(13.4)	65.5	(488.8)%
Provision (benefit) for income taxes	15.2	(3.0)	18.2	(606.7)%
Net income (loss)	$36.9	$(10.4)	$47.3	454.8%
Adjusted EBITDA (a)	$107.3	$35.8	$71.5	199.7%

(a) See “—Non-GAAP Reconciliation.”

Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020

Net sales

Increased to $334.4 million for the three months ended April 3, 2021 from $170.2 million for the three months ended March 28, 2020, an increase of $164.2 million or 96.5%. See segment discussion below for further information.

Year-over-year net sales increases were driven by the following:

Volume	89.7%
Price, net of discounts and allowances	3.0%
Currency and other	3.8%
Total	96.5%

The increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction, favorable foreign currency effects, and a net 3.0% price impact.

Gross profit and Gross profit margin

Gross profit increased to $159.9 million for the three months ended April 3, 2021 from $75.6 million for the three months ended March 28, 2020, an increase of $84.3 million or 111.5%.

Gross profit margin increased to 47.8% for the three months ended April 3, 2021 compared to 44.4% for the three months ended March 28, 2020, an increase of 340 basis points primarily resulting from the net price increase discussed above, manufacturing leverage, net cost savings, a favorable mix of higher margin NAM sales partially offset by inflationary increases in raw materials and logistics expenses.

Selling, general, and administrative expenses

Increased to $66.5 million for the three months ended April 3, 2021 from $43.3 million for the three months ended March 28, 2020, an increase of $23.2 million or 53.6% primarily driven by $10.6 million of stock-based compensation expense, as well as increased warranty expense, volume related compensation expense, and distribution expenses. As a percentage of net sales, SG&A decreased to 19.9% for the three months ended April 3, 2021 as compared to 25.4% for three months ended March 28, 2020, a decrease of 555 basis points driven by improved operating leverage.

Research, development, and engineering

Increased to $4.8 million for the three months ended April 3, 2021 from $4.7 million for the three months ended March 28, 2020, effectively flat. As a percentage of net sales, RD&E dropped to 1.4% for the three months ended April 3, 2021 compared to 2.8% for three months ended March 28, 2020, a decrease of 133 basis points.

Acquisition and restructuring related expense

For the three months ended April 3, 2021 we did not incur any restructuring expense as compared to an expense of $5.5 million for the three months ended March 28, 2020, which was primarily driven by additional costs consequential to the cessation of certain manufacturing and distribution operations and the start-up of a new distribution center in the Southwest United States.

See Note 15. Acquisition and Restructuring Related Expense (Income)

Amortization of intangible assets

Decreased to $8.8 million for the three months ended April 3, 2021 from $9.5 million for the three months ended March 28, 2020, a decrease of $0.7 million or 7.4%, due to the amortization pattern of certain intangibles based on the declining balance method.

Operating income

Increased to $79.8 million for the three months ended April 3, 2021 from $12.6 million for the three months ended March 28, 2020, an increase of $67.2 million or 533.3% due to the cumulative effect of the items described above.

Interest expense, net

Decreased to $18.3 million for the three months ended April 3, 2021 from $19.6 million for the three months ended March 28, 2020, a decrease of $1.3 million or 6.6% primarily the reduced interest rates on our floating rate debt and a reduction in the use of our ABL Facility.

Interest expense for the three months ended April 3, 2021 consisted of $16.9 million of interest on the outstanding debt and $1.4 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of our interest rate hedge was 5.74% for the three months ended April 3, 2021.

Interest expense for the three months ended March 28, 2020 consisted of $18.3 million on the outstanding debt and $1.3 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedge, was 6.47% for the three months ended March 28, 2020.

Loss on extinguishment of debt

The $5.8 million loss on extinguishment of debt for the three months ended April 3, 2021 was incurred due to the $356.6 million debt repayment made, with funds from the IPO, on March 19, 2021.

Provision (benefit) for income taxes

We incurred income tax expense of $15.2 million for the three months ended April 3, 2021 compared to a tax benefit of $3.0 million for the three months ended March 28, 2020, an increase of $18.2 million or 606.7%. This was primarily due to increased income from operations.

The increase in the Company’s effective tax rate from 22.5% for three months ended March 28, 2020 to 29.1% the for the three months ended April 3, 2021 was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, changes in the relative income between jurisdictions, and a discreet tax charge relating to nondeductible GAAP stock compensation expense in excess of annual IRS compensation expense limitations due to the accelerated vesting of performance based grants due to the IPO.

Net income (loss)

As a result of the foregoing, net income increased to $36.9 million for the three months ended April 3, 2021 compared to net loss of $10.4 million for the three months ended March 28, 2020, an increase of $47.3 million or 454.8%.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA increased to $107.3 million for the three months ended April 3, 2021 from $35.8 million for the three months ended March 28, 2020, an increase of $71.5 million or 199.7% driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $84.3 million, partially offset by an increase in SG&A expenses of $23.2 million of which $10.6 million was stock-based compensation expense.

Adjusted EBITDA margin increased to 32.1% in for the three months ended April 3, 2021 compared to 21.0% for the three months ended March 28, 2020, an increase of 1,105 basis points.

See Non-GAAP reconciliation section for detailed explanations.

Segment Results of Operations

The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of NAM and E&RW.

We evaluate performance based on net sales, gross profit, segment income and adjusted segment income, and use gross profit margin, segment income margin and adjusted segment income margin as comparable performance measures for our reporting segments.

Segment income represents net sales less cost of sales, less segment SG&A and RD&E. A reconciliation of segment income to our operating income is detailed below (in millions). Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric (in millions):

	Three Months Ended April 3, 2021			Three Months Ended March 28, 2020
	Total Hayward	NAM	E&RW	Total Hayward	NAM	E&RW
Net sales	$334.4	$271.5	$62.9	$170.2	$132.4	$37.8
Gross profit	$159.9	$134.7	$25.2	$75.6	$61.1	$14.4
Gross profit margin %	47.8%	49.6%	40.1%	44.4%	46.1%	38.1%
Segment income	$100.7	$85.8	$14.9	$28.2	$22.6	$5.6
Segment income margin %	30.1%	31.6%	23.7%	16.6%	17.1%	14.8%
Adjusted segment income (a)	$111.6	$95.8	$15.8	$36.3	$29.9	$6.4
Adjusted segment income margin % (a)	33.4%	35.3%	25.1%	21.3%	22.6%	16.9%
Expenses not allocated to segments
Corporate expense, net	$12.1			$0.6
Acquisition and restructuring related expense (income)	$—			$5.5
Amortization of intangible assets	$8.8			$9.5
Operating income	$79.8			$12.6

(a) See “—Non-GAAP Reconciliation.”

North America ("NAM")

	Three Months Ended		Increase (Decrease)	Percentage / bps Change
	April 3, 2021	March 28, 2020
Net sales	$271.5	$132.4	$139.1	105.1%
Gross profit	$134.7	$61.1	$73.6	120.5%
Gross profit margin %	49.6%	46.1%	3.5%	347
Segment income	$85.8	$22.6	$63.2	279.6%
Segment income margin %	31.6%	17.1%	14.5%	1,453
Adjusted segment income (a)	$95.8	$29.9	$65.9	220.4%
Adjusted segment income margin % (a)	35.3%	22.6%	12.7%	1,270

(a) See “—Non-GAAP Reconciliation.”

Year-over-year net sales increases were driven by the following:

Volume	100.7%
Price, net of allowances and discounts	3.1%
Currency and other	1.3%
Total	105.1%

Net sales

Increased to $271.5 million for the three months ended April 3, 2021 from $132.4 million for the three months ended March 28, 2020, an increase of $139.1 million or 105.1%.

This was primarily the result of a 100.7% increase in volume mostly due to higher sales of residential pool equipment, and a net 3.1% positive price impact, and 1.3% from favorable foreign currencies effects.

Gross profit and Gross profit margin

Gross profit increased to $134.7 million for the three months ended April 3, 2021 from $61.1 million for the three months ended March 28, 2020, an increase of $73.6 million or 120.5%.

Gross profit margin rose to 49.6% for the three months ended April 3, 2021 from 46.1% for the three months ended March 28, 2020, an increase of 347 basis points, primarily driven by the net price increase discussed above, manufacturing leverage, and cost savings, partially offset by a $6.7 million inflationary increases related to raw material and freight and higher import duties.

Segment income and Segment income margin

Segment income increased to $85.8 million for the three months ended April 3, 2021 from $22.6 million for the three months ended March 28, 2020, an increase of $63.2 million or 279.6%. This was primarily driven by an increase in gross profit as discussed above partially offset by higher SG&A expenses of $10.3 million or 26.8% mainly from increased variable compensation expense and volume-related warranty, distribution and warehousing costs, as well as higher stock based compensation costs as a result of the IPO. For the three months ended April 3, 2021 a 1,106 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased to 31.6% for the three months ended April 3, 2021 from 17.1% for the three months ended March 28, 2020, an increase of 1,453 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $95.8 million for the three months ended April 3, 2021 from $29.9 million in for the three months ended March 28, 2020, an increase of $65.9 million or 220.4%. This was driven by the higher segment income as discussed above, further increased by the adjustment for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 35.3% for the three months ended April 3, 2021 from 22.6% for the three months ended March 28, 2020, an increase of 1,270 basis points.

Europe & Rest of World ("E&RW")

	Three Months Ended		Increase (Decrease)	Percentage / bps Change
	April 3, 2021	March 28, 2020
Net sales	$62.9	$37.8	$25.1	66.4%
Gross profit	$25.2	$14.4	$10.8	75.0%
Gross profit margin %	40.1%	38.1%	2.0%	197
Segment income	$14.9	$5.6	$9.3	166.1%
Segment income margin %	23.7%	14.8%	8.9%	887
Adjusted segment income (a)	$15.8	$6.4	$9.4	146.9%
Adjusted segment income margin % (a)	25.1%	16.9%	8.2%	819

(a) See “—Non-GAAP Reconciliation.”

Year-over-year net sales increases were driven by the following:

Volume	51.5%
Price, net of allowances and discounts	2.8%
Currency and other	12.1%
Total	66.4%

Net sales

Increased to $62.9 million for the three months ended April 3, 2021 from $37.8 million for the three months ended March 28, 2020, an increase of $25.1 million or 66.4%.

This was primarily due to volume growth of 51.5% driven by continuing strong demand for pool products, 12.1% from favorable foreign currencies effects, and 2.8% of net price increases..

Gross profit and Gross profit margin

Gross profit increased to $25.2 million for the three months ended April 3, 2021 from $14.4 million for the three months ended March 28, 2020, an increase of $10.8 million or 75.0%.

Gross profit margin increased to 40.1% for the three months ended April 3, 2021 from 38.1% for the three months ended March 28, 2020, an increase of 197 basis points, primarily driven by price increases, favorable product mix and volume leverage, partially offset by $0.7 million of inflationary impact from supplies and raw materials as well as shipping costs.

Segment income and Segment income margin

Segment income increased to $14.9 million for the three months ended April 3, 2021 from $5.6 million for the three months ended March 28, 2020, an increase of $9.3 million or 166.1%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses from increased variable compensation expense, and volume-related distribution costs, warranty costs, and higher stock based compensation costs due to the IPO. For the three months ended April 3, 2021, a 690 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $15.8 million for the three months ended April 3, 2021 from $6.4 million for the three months ended March 28, 2020, an increase of $9.4 million or 146.9%. This was primarily driven by the increase in segment income.

Adjusted segment income margin increased to 25.1% for the three months ended April 3, 2021 from 16.9% for the three months ended March 28, 2020, an increase of 819 basis points.

Non-GAAP Reconciliation

The Company uses EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

EBITDA is defined as earnings before interest (including amortization of debt costs and loss on extinguishment of debt), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, sponsor management fees and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation and amortization, stock-based compensation, sponsor management fees, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.

EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA and adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
Following is a reconciliation from net income to adjusted EBITDA (in millions):

	Three Months Ended		Increase (Decrease)	Percentage Change
	April 3, 2021	March 28, 2020
Net income (loss)	$36.9	$(10.4)	$47.3	(454.8)%
Depreciation	4.7	4.6	0.1	2.2%
Amortization	10.4	10.9	(0.5)	(4.6)%
Interest expense	18.3	19.6	(1.3)	(6.6)%
Income taxes	15.2	(3.0)	18.2	n/m
Loss on extinguishment of debt	5.8	—	5.8	n/m
EBITDA	91.3	21.7	69.6	320.7%
Stock-based compensation (a)	10.6	0.7	9.9	n/m
Sponsor management fees (b)	0.1	0.2	(0.1)	(50.0)%
Currency exchange items (c)	3.8	6.1	(2.3)	(37.7)%
Acquisition and restructuring related expense, net (d)	0.4	7.0	(6.6)	(94.3)%
Other (e)	1.1	0.1	1.0	n/m
Total Adjustments	$16.0	$14.1	$1.9	13.5%
Adjusted EBITDA	$107.3	$35.8	$71.5	199.7%
Adjusted EBITDA margin	32.1%	21.0%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued and includes $9.9 million related to the post IPO vesting of certain performance based stock options and restricted stock awards for the three months ended April 3, 2021.

(b)
Represents discretionary fees paid to our Sponsors for management services rendered pursuant to a management agreement with the Company. These payments ceased as of the effective date of our initial public offering or March 12, 2021.

(c)	Represents non-cash mark to market gains on foreign currency contracts.
(d)
Adjustments in the three months ended March 28, 2020 primarily include $5.5 million of business restructuring related costs, $0.8 million of severance and retention costs, and $1.3 million of operating losses related to an early stage product business acquired in 2018 that is being phased out in 2021. Adjustments in the three months ended April 3, 2021 are mostly related to the same early stage product business previously mentioned.

(e)	Includes expenses incurred in preparation for our initial public offering and transaction related bonuses for the three months ended April 3, 2021.

Following is a quarterly reconciliation from segment income to adjusted segment income (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Segment income	$100.7	$28.2
Depreciation	4.7	4.4
Amortization	1.6	1.3
Stock-based compensation	4.2	0.5
Currency exchange items	—	0.4
Acquisition and restructuring related expense, net (a)	0.4	1.9
Other (b)	—	(0.4)
Total Adjustments	10.9	8.1
Adjusted segment income	$111.6	$36.3
Adjusted segment income margin	33.4%	21.3%

(a)
Includes non-recurring severance expenses, and operating losses related to an early stage product business acquired in 2018 that is being phased out in 2021. Included are approximately $0.4 million and $1.3 million of operating losses for the three months ended April 3, 2021 and the three months ended March 28, 2020, respectively.

(b)
Includes professional fees, additional health and safety expenses related to COVID-19, and other miscellaneous costs we believe are not representative of our ongoing business operations for the three months ended March 28, 2020.

Following is a reconciliation from segment income to adjusted segment income for NAM (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Segment income	$85.8	$22.6
Depreciation	4.3	4.1
Amortization	1.6	1.3
Stock-based compensation	3.7	0.4
Acquisition and restructuring related expense, net (a)	0.4	1.9
Other (b)	—	(0.4)
Total Adjustments	10.0	7.3
Adjusted segment income	$95.8	$29.9
Adjusted segment income margin	35.3%	22.6%

(a)
Includes non-recurring severance expenses, and operating losses related to an early stage product business acquired in 2018 that is being phased out in 2021. Included are approximately $0.4 million and $1.3 million of operating losses for the three months ended April 3, 2021 and the three months ended March 28, 2020, respectively.

(b)
Includes professional fees, additional health and safety expenses related to COVID-19, and other miscellaneous costs we believe are not representative of our ongoing business operations for the three months ended March 28, 2020.

Following is a reconciliation from segment income to adjusted segment income for E&RW (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Segment income	$14.9	$5.6
Depreciation	0.4	0.3
Stock-based compensation	0.5	0.1
Currency exchange items (a)	—	0.4
Total Adjustments	0.9	0.8
Adjusted segment income	$15.8	$6.4
Adjusted segment income margin	25.1%	16.9%

(a)	Represents currency exchange impact.

Liquidity and Capital Resources

Primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility ("ABL Facility").

Cash and cash equivalents consist primarily of cash on deposit with banks which totaled $13.8 million and $114.9 million as of April 3, 2021 and December 31, 2020, respectively.

Primary working capital requirements are for capital expenditures, raw materials, component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an early buy program, the timing of inventory purchases and receipt of customer payments and as such, the utilization of the ABL Facility fluctuates during the year.

Consistent with historical trends, we experienced seasonal cash usage in the three months ended April 3, 2021 and drew on our revolving credit facility to fund our operations as a large proportion of our Net Sales were made on extended credit terms to fulfill seasonal stocking orders referred to herein as the "early buy program". This cash usage will reverse in the second quarter as the seasonality of our businesses peaks and early buy program receivables are collected. We expect historical seasonal patterns to continue and the second quarter of 2021 to generate significant cash to fund our operations.

We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and repaying debt, while continuing to fund business growth initiatives. We believe that net cash provided by operating activities and availability under the ABL Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months.

Credit Facilities

The First Lien Term Facilities, Second Lien Term Facility ("Term Loan Facilities") and ABL Facility (collectively "Credit Facilities") contain various restrictions, covenants and collateral requirements. For further information on the terms of these Credit Facilities, please see Note 7. Long-Term Debt to the condensed consolidated financial statements. As of April 3, 2021, we were in compliance with all covenants under the Credit Facilities.

Long-term debt consisted of the following (in millions):

	April 3, 2021	December 31, 2020
First Lien Term Facility, due August 4, 2024	$820.0	$958.0
Incremental First Lien Term Facility, due August 4, 2026	128.4	150.0
Second Lien Term Facility	—	205.0
ABL Revolving Credit Facility	48.8	—
Capital lease obligations	9.5	9.7
Subtotal	$1,006.7	$1,322.7
Less: Current portion of the long-term debt	(2.1)	(2.8)
Less: Unamortized debt issuance costs	(12.8)	(19.6)
Total	$991.8	$1,300.3

ABL Facility

The ABL Credit Agreement provides for an ABL Facility in an aggregate amount of borrowings of up to $250.0 million, including letters of credit, subject to a borrowing base calculation, as defined therein.

During the three months ended April 3, 2021, the average borrowing base under the ABL Credit Agreement was $236 million, the average loan balance outstanding was $12.0 million. During the three months ended April 3, 2021, the interest rate in effect was 4.17%.

For the year ended December 31, 2020, the average borrowing base under the ABL Credit Agreement was $149.5 million and the average loan balance outstanding was $51.7 million. As of December 31, 2020 the loan balance was zero with a borrowing availability of $87.0 million. During the year ended December 31, 2020, the interest rate in effect was 4.82%.

First Lien Term Facilities

On October 28, 2020, we entered into a second amendment of the First Lien Credit Agreement which increased borrowings by an aggregate principal amount equal to $150.0 million with a maturity date of August 4, 2026.

During the three months ended April 3, 2021, the company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 million was used to repay the outstanding borrowings under the Company’s Second Lien Term Facility in full, (ii) $131.1 million was used to repay borrowings under the Company’s First Lien Term Facility and (iii) $20.5 million was used to repay the borrowings under the Incremental First Lien Term Facility. The $8.0 million voluntary repayment on February 19, 2021 was applied to the First Lien Term Facility and the incremental First Lien Term Facility on a pro rate basis. The Company recorded $5.8 million of debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of the partial repayments of the First Lien Term Facility and Incremental First Lien Term Facility.

As of April 3, 2021 the balance outstanding under the First Lien Term Facility was $820.0 million and the interest rate in effect, net of the interest rate hedge, was 4.90%. The balance outstanding under the Incremental First Lien Term Facility was $128.4 million and the interest rate in effect was 4.96%.

As of December 31, 2020 the balance outstanding under the First Lien Term Facility was $958.0 million and the interest rate in effect, net of the interest rate hedge, was 5.16%. The balance outstanding under the Incremental First Lien Term Facility was $150.0 million and the interest rate in effect was 4.93%.

Second Lien Term Facility

During the three months ended April 3, 2021, we made $356.6 million of voluntary term loan repayments on March 19, 2021. The repayment was funded with the net proceeds received from the IPO, of which $205.0 million was used to repay outstanding borrowings under the Company’s Second Lien Term Facility in full. Accordingly, there is no outstanding balance under the Second Lien Term Facility as of April 3, 2021. The interest rate in effect, net of the interest rate hedge, was 9.52%. As of December 31, 2020, the balance outstanding under the Second Lien Term Facility was $205.0 million and the interest rate in effect, net of the interest rate hedge, was 9.98%.

Covenant Compliance

The First Lien Term Facilities, Second Lien Term Facility (“Term Loan Facilities”) and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. As of April 3, 2021, we were in compliance with all covenants under the Credit Facilities.

Summary of Cash Flows

Following is a summary of our cash flows from operating, investing, and financing activities (in millions):

	Three Months Ended		Increase (Decrease)	Percentage Change
	April 3, 2021	March 28, 2020
Net cash (used in) operating activities	$(131.8)	$(97.8)	$(34.0)	34.8%
Net cash (used in) investing activities	(4.6)	(3.9)	(0.7)	17.9%
Net cash provided by financing activities	35.7	147.5	(111.8)	(75.8)%
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)	0.2	(33.3)%
Change in cash and cash equivalents	$(101.1)	$45.2	$(146.3)	(323.9)%
Net cash (used in) operating activities

Net cash (used in) operating activities increased to $131.8 million for the three months ended April 3, 2021 from $97.8 million for the three months ended March 28, 2020, increase of $34.0 million or 34.8% which primarily reflects a cash usage of $95.3 million from an increase in net working capital driven by higher sales and higher account receivables related to our early buy program which extends credit terms into the second quarter of 2021, partially offset by an increase in net income of $47.3 million and an increase in non-cash adjustments of $13.9 million.

Net cash (used in) investing activities

Net cash (used in) investing activities increased to a use of cash of $4.6 million for the three months ended April 3, 2021 compared to $3.9 million for the three months ended March 28, 2020, an increase of $0.7 million primarily driven by an increase of $0.9 million in capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities decreased to $35.7 million for the three months ended April 3, 2021 from $147.5 million for the three months ended March 28, 2020, a decrease of $111.8 million. This decrease is primarily due to a reduction of $104.1 million in the usage of revolving credit facilities compared to the three months ended March 28, 2020 during which we had a draw of $80.0 million to fund cash reserves during the early period of the COVID 19 pandemic. During the three months ended April 3, 2021, we paid down $364.6 million of indebtedness under our Term Loan Facilities using the net proceeds of $356.6 million from the IPO and cash on hand.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 3, 2021 and December 31, 2020, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our IPO Prospectus and remain unchanged through the first three months of 2021. For certain items, additional details are provided below.

Customer Rebates

Many of our major customer agreements provide for rebates upon achievement of various performance targets. We account for customer rebates as a reduction of gross sales with a corresponding offset to accounts receivable. We estimate the rebates based on our latest projection of customer performance. We update the estimates regularly to reflect any changes to the projection of customer performance for the applicable period.

Goodwill and Indefinite Lived Intangibles

We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount.

For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period.

Similar to the test for impairment of goodwill, we may first make a qualitative assessment of whether it is more likely than not that an indefinite lived intangible assets’ fair value is less than its carrying value to determine whether it is necessary to perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare their estimated fair values to their carrying values. Fair value is generally estimated using discounted cash flows or relief from royalty approaches. We would recognize an impairment charge when the estimated fair value of the indefinite lived intangible asset is less than its carrying value. We annually evaluate whether the trade names continue to have an indefinite life.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized. We consider several factors in evaluating the realizability of our deferred tax assets, including the nature, frequency and severity of recent losses, the remaining years available for carryforwards, changes in tax laws, the future profitability of the operations in the jurisdiction, and tax planning strategies.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based stock options. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the fair value of option awards.

Warranties

We provide base warranties on the products we sell for specific periods of time, which vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace or remodel all parts that are defective in factory-supplied materials or workmanship. We accrue the estimated cost of warranty coverages at the time of sale using historical information regarding the nature, frequency, and average cost of claims for each product. We then compare the resulting accruals with present spending rates to assess whether the balances are adequate to meet expected future obligations.
Based on this data, we update the estimates as necessary.

Inventory Valuation

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in our condensed consolidated statements of operations and comprehensive income (loss) in the period in which it occurs. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin, and current business trends. The estimates have calculations that require us to make assumptions based on the current rate of sales, age, salability of inventory, and profitability of inventory, all of which may be affected by changes in merchandising mix and consumer preferences. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. We review and update these reserves on a quarterly basis.

Due to the uncertainty and potential volatility of the factors used in establishing estimates, changes in assumptions could materially affect our financial condition and results of operations.

Recently Issued and Adopted Accounting Standards

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

See Note 2. Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this prospectus for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. Periodically, we use derivative financial instruments to manage or reduce the impact of changes in interest rates and foreign currency rates. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes.

There have been no material changes in the foreign currency exchange risk or interest rate risk during the three months ended April 3, 2021 from what we reported in the IPO Prospectus.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at April 3, 2021, due to the material weaknesses in internal control over financial reporting as described in our IPO Prospectus.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Continuing Material Weakness

We continue to have a material weakness in our internal control over financial reporting as disclosed in the IPO Prospectus, in that the Company did not design and maintain effective controls over the accounting for certain aspects of our financial statements. We do not know the specific time frame needed to fully remediate the material weaknesses identified.

These control deficiencies, in aggregate, could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in aggregate, constitute a material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended April 3, 2021 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. We believe that we are not currently party to any legal proceeding that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Pentair Litigation

The Company is presently a defendant in a set of consolidated patent infringement actions brought by Pentair Water Pool and
Spa, Inc. and Danfoss Drives A/S (Civil Nos. 5:11-cv-459-D and 5:12-cv-251-D), pending in the United States District Court for the Eastern District of North Carolina.

See Footnote 12. Commitments and Contingencies of these condensed consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled "Risk Factors" in the IPO Prospectus. There have been no material changes to our risk factors as previously disclosed in the IPO Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended April 3, 2021, and after giving effect to the Reclassification, we issued an aggregate of (i) 23.7 million shares of our Common Stock, (ii) 1.22 million options to purchase shares of our Common Stock at a weighted average exercise price of $17.00 per share and (iii) 0.16 million restricted stock units, each representing the right to acquire one share of our Common Stock subject to vesting conditions, in each case under the 2021 Equity Incentive Plan.

The issuances of the securities in the transactions described above were issued without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and Rules 506 and 701 promulgated thereunder.

Use of Proceeds from Initial Public Offering of Common Stock

On March 16, 2021, we completed the IPO of our Common Stock pursuant to which we issued and sold 22,200,000 shares of our Common Stock at a price to the public of $17.00 per share.

The offer and sale of all of the shares of our Common Stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-253184), which was declared effective by the SEC on March 11, 2021. Following the sale of all of the shares offered in connection with the closing of our IPO, the offering terminated. BofA Securities, Inc., Goldman Sachs & Co. LLC and Nomura Securities International, acted as joint book-running managers for the offering.

We received aggregate gross proceeds from our IPO of $377.4 million and aggregate net proceeds of $356.6 million after deducting underwriting discounts and commissions and offering expenses paid or payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to Company directors or officers or their associates or to persons owning 10% or more of our Common Stock or to any of our affiliates.

The net proceeds from the sale of our Common Stock in the IPO were used to repay approximately $356.6 million in aggregate principal amount of outstanding borrowings under our Credit Facilities, out of which approximately (i) $131.1 million was used to repay borrowings under the First Lien Term Facility, (ii) $20.5 million was used to repay borrowings under the First Lien Incremental Term Facility and (iii) $205.0 million was used to repay in full borrowings under the Second Lien Term Facility.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation of Hayward Holdings, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-254348) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hayward Holdings, Inc. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-254348) and incorporated herein by reference).
4.1	Stockholders’ Agreement, by and among Hayward Holdings, Inc., CCMP Capital Investors III, L.P., CCMP Capital Investors III (Employee), L.P., MSD Aqua Partners, LLC, PE16PX Rocky Mountain Ltd., PE16GV Rocky Mountain Ltd. and certain other stockholders.
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of May 18, 2021.

HAYWARD HOLDINGS, INC.

By:	/s/
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer