Form 10-Q
period 2021-07-03
Hayward Holdings, Inc.
filed 2021-08-02
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021

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
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 231,101,257 shares of common stock as of July 30, 2021.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	July 3, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$251.9	$114.9
Accounts receivable, net of allowances of $1.5 and $1.4, respectively	176.5	140.2
Inventories, net	171.2	145.3
Prepaid expenses	11.8	10.3
Other current assets	15.6	13.7
Total current assets	627.0	424.4
Property, plant, and equipment, net of accumulated depreciation of $58.6 and $56.3, respectively	139.3	142.3
Goodwill	920.8	920.3
Trademark	736.0	736.0
Customer relationships, net	257.4	271.5
Other intangibles, net	101.1	106.7
Other non-current assets	11.7	5.9
Total assets	$2,793.3	$2,607.1

Liabilities, Redeemable Stock, and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$12.1	$2.8
Accounts payable	83.9	69.6
Accrued expenses and other liabilities	156.8	141.8
Income taxes payable	10.3	4.4
Total current liabilities	263.1	218.6
Long-term debt, net	978.5	1,300.3
Deferred tax liabilities, net	274.5	273.6
Other non-current liabilities	13.3	10.9
Total liabilities	1,529.4	1,803.4
Commitments and contingencies (Note 12)
Redeemable stock
Class A stock $0.001 par value, no shares authorized, issued, or outstanding at July 3, 2021; 1,500,000 shares authorized, 872,598 issued and 869,823 outstanding at December 31, 2020	—	594.5
Class C stock $0.001 par value, no shares authorized, issued, or outstanding at July 3, 2021; 100 shares authorized, issued, and outstanding at December 31, 2020	—	—

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 issued and outstanding at July 3, 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 231,120,757 issued and 231,101,257 outstanding at July 3, 2021; 3,846,960 issued and 2,772,900 outstanding at December 31, 2020	0.2	—
Additional paid-in capital	1,054.2	10.3
Common stock in treasury; 4,718,084 and 4,340,310 at July 3, 2021 and December 31, 2020, respectively	(4.7)	(3.7)
Retained earnings	206.8	203.0
Accumulated other comprehensive income (loss)	7.4	(0.4)
Total stockholders' equity	1,263.9	209.2
Total liabilities, redeemable stock, and stockholders' equity	$2,793.3	$2,607.1

See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in millions, except share and per share data)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$364.4	$220.0	$698.8	$390.2
Cost of sales	196.4	122.1	370.9	216.8
Gross profit	168.0	97.9	327.9	173.4
Selling, general, and administrative expenses	71.8	44.2	138.2	87.5
Research, development, and engineering	5.0	4.0	9.8	8.8
Acquisition and restructuring related expense	1.6	5.3	1.7	10.7
Amortization of intangible assets	8.6	9.5	17.5	19.0
Operating income	81.0	34.9	160.7	47.4
Interest expense, net	13.0	17.5	31.2	37.1
Loss on debt extinguishment	3.6	0.0	9.4	0.0
Other non-operating (income) expense, net	(1.0)	(6.7)	2.7	(0.4)
Total other expense	15.6	10.8	43.3	36.7
Income from operations before income taxes	65.4	24.1	117.4	10.7
Provision for income taxes	12.6	5.4	27.7	2.4
Net income	$52.8	$18.7	$89.7	$8.3

Comprehensive income, net of tax
Net income	$52.8	$18.7	$89.7	$8.3
Foreign currency translation adjustments, net of tax expense (benefit) of $0.3 and $0.5, and $0.8 and $(0.6), for the three-month and six-month periods, respectively.	2.2	8.3	4.0	(2.9)
Change in fair value of derivatives, net of tax expense (benefit) of $0.6 and $1.6, and $1.2 and $(2.2), for the three-month and six-month periods, respectively.	1.9	0.5	3.7	(6.5)
Comprehensive income (loss)	$56.9	$27.5	$97.4	$(1.1)

Earnings per share
Basic	$0.23	$0.11	$0.02	$0.05
Diluted	$0.22	$0.11	$0.02	$0.05

Weighted average common shares outstanding
Basic	231,103,424	1,156,691	143,721,029	1,180,222
Diluted	244,203,652	1,552,407	153,571,905	1,821,989

See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in millions, except share and per share data)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	869,923	$594.5	2,772,900	$—	$10.3	$(3.7)	$203.0	$(0.4)	$209.2
Net income	—	—	—	—	—	—	36.9	—	36.9
Conversion to common stock upon IPO	(869,923)	(594.5)	206,147,857	0.2	680.0	—	(85.5)	—	594.7
Issuance of common stock			22,200,000	—	351.6	—	—	—	351.6
Issuance of stock	186	—		—	0.2	—	—	—	0.2
Stock-based compensation	—	—	—	—	10.6	—	—	—	10.6
Repurchase of stock	(186)	—	—	—	—	(0.2)	—	—	(0.2)
Comprehensive income items	—	—	—	—	—	—	—	3.7	3.7
Balance at April 3, 2021	—	$—	231,120,757	$0.2	$1,052.7	$(3.9)	$154.4	$3.3	$1,206.7
Net income	—	—	—	—	—	—	52.8	—	52.8
Finalization for IPO conversion	—	—	—	—	(0.4)	—	(0.4)	—	(0.8)
Stock-based compensation	—	—	—	—	1.9	—	—	—	1.9
Repurchase of stock	—	—	(19,500)	—	—	(0.8)		—	(0.8)
Comprehensive income items	—	—	—	—		—	—	4.1	4.1
Balance at July 3, 2021	—	—	231,101,257	$0.2	$1,054.2	$(4.7)	$206.8	$7.4	$1,263.9

See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in millions, except share and per share data)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	872,397	$869.5	3,114,150	$—	$8.0	$(1.2)	$159.9	$(2.7)	$164.0
Net (loss)	—	—	—	—	—	—	(10.4)	—	(10.4)
Cash distributions	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	0.7	—	—	—	0.7
Exercise of stock options	(423)	—	—	—	0.1	—	—	—	0.1
Repurchase of stock	—	—	—	—	—	(2.0)	—	—	(2.0)
Comprehensive loss items	—	—	—	—	—	—	—	(18.1)	(18.1)
Balance at March 28, 2020	871,974	869.5	3,114,150	$—	$8.8	$(3.2)	$149.4	$(20.8)	$134.2
Net income	—	—	—	—	—	—	18.7	—	18.7
Cash distributions	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	0.7	—	—	—	0.7
Repurchase of stock	—	—	—	—		(0.1)	—	—	(0.1)
Comprehensive income items	—	—	—	—	—	—	—	8.8	8.8
Balance at June 27, 2020	871,974	$869.5	3,114,150	$—	$9.5	$(3.3)	$168.1	$(12.0)	$162.3
See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in millions, except share and per share data)

	Six months ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities
Net income	$89.7	$8.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9.3	9.6
Amortization of intangible assets	20.5	21.6
Amortization of deferred debt issuance fees	2.3	2.6
Stock-based compensation	12.5	1.3
Deferred income taxes	(3.4)	(2.3)
Allowance for bad debts	0.1	(0.2)
Loss on debt extinguishment	9.4	—
Loss (gain) on disposal of properties	3.7	(0.2)
Changes in operating assets and liabilities
Accounts receivable	(37.0)	2.7
Inventories	(26.6)	10.5
Other current and non-current assets	(1.5)	(3.1)
Accounts payable and accrued expenses and other liabilities	44.4	22.0
Net cash provided by operating activities	$123.4	$72.8

Cash flows from investing activities
Purchases of property, plant, and equipment	(9.9)	(9.9)
Purchases of intangibles	(0.5)	(0.8)
Proceeds from sale of property, plant, and equipment	—	0.2
Proceeds from settlements of investment currency hedge	0.7	1.0
Net cash used in investing activities	$(9.7)	$(9.5)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	377.4	—
Costs associated with Initial Public Offering	(26.1)	—
Proceeds from the issuance of Class A common stock	0.2	0.1
Proceeds from the exercise of stock options	—	0.1
Purchase of common stock for treasury	(1.0)	(2.1)
Proceeds from the issuance of long-term debt	51.7	—
Debt issuance costs	(12.3)	—
Payments of long-term debt	(364.6)	(3.5)
Net change in revolving credit facility	—	56.0
Payments of capital leases	(0.4)	—
Dividends paid	—	(0.1)
Net cash provided by financing activities	$24.9	$50.5

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	0.1
Change in cash and cash equivalents and restricted cash	$138.5	$113.9
Cash and cash equivalents and restricted cash, beginning of period	115.3	47.2
Cash and cash equivalents and restricted cash, end of period	253.8	161.1

Supplemental disclosures of cash flow information
Cash paid - income taxes	$25.7	$1.6
Cash paid - interest	$29.2	$29.9
Equipment financed under capital leases	$—	$2.0
See accompanying notes to consolidated financial statements (unaudited).

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)

1. Nature of Operations and Organization

Hayward Holdings, Inc. (“Holdings” or the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has six primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in Canada, France and Australia. In the quarter ended July 3, 2021 we began the process of opening a new distribution center in North Carolina. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.

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

On March 16, 2021, the Company completed its IPO whereby it issued 22,200,000 shares of its Common Stock, and entities affiliated with CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners”) and Alberta Investment Management Corporation (“AIMCo”) and, together with CCMP and MSD Partners, the (“Sponsors”) sold an aggregate of 20,893,665 shares of the Company’s Common Stock, inclusive of 2,815,887 shares sold by entities affiliated with the Sponsors pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The shares began trading on the New York Stock Exchange on March 12, 2021. The aggregate net proceeds received by the Company from the IPO were $356.6, after deducting underwriting discounts and commissions and other offering costs. The Company used the net proceeds from the IPO to repay existing indebtedness outstanding under its credit facilities as further described in Note 7. Long-term Debt.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's final prospectus for the IPO filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, filed with the SEC on March 15, 2021 (the "IPO Prospectus"). The results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows:

	July 3, 2021	December 31, 2020
Cash and cash equivalents	$251.9	$114.9
Restricted cash (a)	1.9	0.4
Total	$253.8	$115.3
(a) included in Other current assets

Recent Accounting Pronouncements Not Yet Adopted

The Company plans to adopt the following recent accounting pronouncements based on accommodations for Emerging Growth Companies.

Accounting for Leases

Accounting Standards Update (the "ASU") 2016-02, Leases, was issued by Financial Accounting Standards Board (the "FASB") in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard will be effective for the Company on January 1, 2022 and the Company is evaluating whether it will elect the optional transition method as well as the package of practical expedients, upon adoption.

In addition to the recognition of the rights of use assets and lease obligations, the Company anticipates changes in systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged.

New Credit Loss Standard

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2022, and will impact, at least to some extent, the Company’s accounting and disclosure requirements for its accounts receivable. The Company will continue to identify any other financial assets not excluded from scope. The Company expects to adopt this standard on its effective date and is currently evaluating the impact of this new accounting guidance on its unaudited condensed consolidated financial statements.

The Company anticipates an impact on the systems, processes and controls. While the requirements of the new guidance represent a change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. The Company plans to focus on gathering data, developing procedures and testing before adoption. Focus areas include, but are not limited to (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on accounts receivable; (ii) establishing procedures to identify and review all remaining financial assets within scope, (iii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Simplifying the Accounting for Income Taxes

ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), was issued by FASB in December 2019. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning after December 15, 2021 and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the standard on its ongoing financial reporting and will adopt the standard on its effective date.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
Reference Rate Reform

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, was issued by FASB in March 2020. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

3. Revenue

The following table disaggregates net sales between product groups and geographic destinations, respectively:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Product groups
Residential pool	$344.1	$206.9	$660.2	$361.1
Commercial pool	8.9	5.1	15.8	12.1
Industrial flow control	11.4	8.0	22.8	17.0
Total	$364.4	$220.0	$698.8	$390.2

Geographic
United States	$247.8	$153.8	$487.5	$270.7
Canada	45.8	23.6	77.5	39.1
Europe	55.9	33.4	105.0	60.7
Rest of World	14.9	9.2	28.8	19.7
Total international revenue	116.6	66.2	211.3	119.5
Total	$364.4	$220.0	$698.8	$390.2

4. Inventories

Inventories, net, consist of the following:

	July 3, 2021	December 31, 2020
Raw materials	$88.2	$67.9
Work in progress	16.6	13.5
Finished goods	66.4	63.9
Total	$171.2	$145.3

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	July 3, 2021	December 31, 2020
Selling, promotional and advertising	$23.7	$25.4
Employee compensation and benefits	37.5	34.2
Warranty reserve	24.7	16.4
Inventory purchases	22.4	13.7
Insurance reserve	10.0	9.8
Deferred income	13.7	11.7
Payroll and other non-income taxes	5.0	3.8
Derivative liability	1.7	9.3
Other accrued liabilities	18.1	17.5
	$156.8	$141.8

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

The following table summarizes activities of the warranty reserve accrual:

Balance at December 31, 2020	$16.4
Accrual for warranties issued during the period	10.1
Payments	(4.6)
Balance at April 3, 2021	$21.9
Accrual for warranties issued during the period	9.8
Payments	(7.0)
Balance at July 3, 2021	$24.7

The warranty expenses for the three and six months ended July 3, 2021 were $9.8 and $19.9, respectively, and $7.0 and $12.0, respectively, for the three and six months ended June 27, 2020.

6. Income Taxes

The Company's effective tax rate for the three months ended July 3, 2021 and three months ended June 27, 2020 were 19.4% and 22.5%, respectively. The change in the Company’s effective tax rate was primarily due to a reduction of Global Intangible Low Tax Income inclusion, additional tax benefits related to Foreign Derived Intangible Income, utilization of losses within the France subsidiary, and a discrete item for the release of the valuation allowance on the deferred tax assets of the France subsidiary.

The Company's effective tax rate for the six months ended July 3, 2021 and six months ended June 27, 2020 were 23.6% and 22.6%, respectively. The change in the Company’s effective tax rate was primarily due to Global Intangible Low Tax Income inclusion, additional tax benefits related to Foreign Derived Intangible Income, and two discrete items (a) a tax expense due to accelerated vesting of performance based grants due to the IPO and (b) a tax benefit due to the release of the valuation allowance on the deferred tax assets of the France subsidiary.

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at July 3, 2021 and $0.3 at June 27, 2020.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
7. Long-Term Debt, net

Long-term debt, net, consists of the following:

	July 3, 2021	December 31, 2020
First Lien Term Facility, as amended, due May 28, 2028	$1,000.0	$958.0
Incremental First Lien Term Facility, due August 4, 2026	—	150.0
Second Lien Term Facility	—	205.0
ABL Revolving Credit Facility, as amended, term ending on June 1, 2026	—	—
Capital lease obligations	9.3	9.7
Subtotal	1,009.3	1,322.7
Less: Current portion of the long-term debt	(12.1)	(2.8)
Less: Unamortized debt issuance costs	(18.7)	(19.6)
Total	$978.5	$1,300.3

The Company made $8.0 and $356.6 of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the six months ended July 3, 2021 was $364.6. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 was used to repay in full outstanding borrowings under the Company's Second Lien Term Facility, (ii) $131.1 was used to repay outstanding borrowings under the Company's First Lien Term Facility and (iii) $20.5 was used to repay borrowings under the Incremental First Lien Term Facility. The Company recorded a $5.8 debt extinguishment loss related to the write-off of unamortized deferred financing costs as a result of the partial repayment.

On May 28, 2021, the Company amended its First Lien Credit Agreement (the “First Lien Term Facility”) to, among other things, increase the aggregate commitments by $51.0 to $1.0 billion, reduce the interest rate, and extend the maturity date to May 28, 2028. In addition, the Company has the option to borrow additional term loans subject to certain conditions, including the commitment of the participating lenders.

Due to the May 28, 2021 amendment to the First Lien Term Facility, the Company, in the three months ended July 3, 2021, recorded a $3.6 debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of a change in participating lenders. During the six months ended July 3, 2021, the Company recorded a total loss on debt extinguishment of $9.4.

The First Lien Term Facility now bears interest at a rate equal to a base rate or the London Interbank Offered Rate (LIBOR), plus, in either case, an applicable margin. In the case of LIBOR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage is less than 2.5x. The First Lien Term Loan will amortize quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 repayment of principal on the last business day of each March, June, September and December. The effective interest rate over the life of the new $1 billion First Lien Term Facility to May 2028, net of the interest rate hedge, is estimated at 3.67% which compares to the interest rate in effect on April 3, 2021 of 4.90% for the then outstanding $820.0 first lien term loan and 4.96% for the $128.4 incremental first lien term loan.
On June 1, 2021, the Company amended its existing ABL Revolving Credit Facility (the “ABL Facility”) to increase the aggregate amount of the revolving loan commitments to $425, with a peak season commitment of $475, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 is available for the issuance of letters of credit in U.S. dollars, of which $20.0 is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 swingline loan facility. The maturity of the facility has been extended to June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively, which are unchanged following the amendment of the ABL Facility. In addition, we have the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.

The First Lien Term Facility contains various restrictions, covenants, and collateral requirements. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the first lien net leverage ratio is less than or equal to 2.5x, to fifty percent if the first lien net leverage ratio is greater than 3.0x. For the year ending December 31, 2020, the mandatory prepayment of excess cash was $0, accordingly, there was no prepayment due for

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
the year ending December 31, 2020. All outstanding principal is due at maturity on May 28, 2028. As of July 3, 2021 we were in compliance with all covenants under the First Lien Term Facility and the ABL Revolving Credit Facility, as amended.

8. Derivatives and Hedging Transactions

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. In hedging these transactions, the Company holds the following types of derivatives, in the normal course of business.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements designated as cash flow hedges to manage its interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive income (loss), net of tax.

As of July 3, 2021, the Company was a party to two interest rate swap agreements that effectively converts an initial notional amount of $550.0 of its variable rate debt obligations to a fixed rate debt. The interest rate swap agreements expire on August 31, 2021.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates.

Net Investment Hedges

The Company has used and may in the future use net investment hedges to minimize its exposure to variability in the foreign currency translation of its net investment in one of its international subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in accumulated other comprehensive income (loss) consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness.

In August 2017, the Company entered into a four-year euro-denominated cross currency swap agreement of €75.0 to hedge the net investment in one of its foreign subsidiaries designated as a hedge with an original expiry date of August 31, 2021. Since both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the Company’s functional currency, all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts, net of tax within accumulated other comprehensive income (loss) in the Company's unaudited condensed consolidated balance sheets.

The amounts recorded in accumulated other comprehensive income (loss) will be reclassified to earnings only upon the sale or liquidation of the Company’s investment in one of its international subsidiaries or on maturity of the underlying agreements.

During the three months ended July 3, 2021, the Company terminated the aforementioned €75.0 cross currency swap agreement. Therefore, there were no outstanding net investment hedges as of July 3, 2021. The change in fair value on the cross-currency swap during the quarter that was deferred into accumulated other comprehensive income (loss) was a loss of $1.3. As of July 3, 2021, the ending cumulative amount reclassified into accumulated other comprehensive income (loss) was a gain of $6.9. There was no sale or substantial liquidation of the Company’s investments in the subsidiaries designated, therefore no amounts were reclassified from accumulated other comprehensive income (loss) to earnings during the quarter.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
The following table summarizes the gross fair values and location of the derivative instruments within Company's unaudited condensed consolidated balance sheets:

	July 3, 2021		December 31, 2020
	Other Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Accrued Expenses and Other Liabilities
Interest rate swaps	$—	$1.7	$—	$6.5
Net investment hedge	—	—	—	2.8
Total	$—	$1.7	$—	$9.3

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the Company's unaudited condensed consolidated statements of operations and comprehensive income:

	Unrealized Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Six months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate swaps	$3.6	$(6.5)	$(4.9)	$(1.1)	Interest Expense
Net investment hedge	1.3	$1.0	$—	—	N/A
Total	$4.9	$(5.5)	$(4.9)	$(1.1)

	Unrealized Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Three months ended		Three months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate swaps	$1.8	$0.5	$(2.5)	$(1.1)	Interest Expense
Net investment hedge	(1.2)	(0.6)	—	—	N/A
Total	$0.6	$(0.1)	$(2.5)	$(1.1)

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

As of July 3, 2021, the Company’s long-term debt instruments had a carrying value of $1.0 billion (excluding capital leases) and a fair value of approximately $998.8. As of December 31, 2020, the Company’s long-term debt instruments had a carrying value of $1,313.0 and a fair value of approximately $1,304.6. The estimated fair value of the long-term debt is based on

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Revolving Credit Facility approximates its carrying value due to its short-term nature.

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

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary:

	Three months ended July 3, 2021			Three months ended June 27, 2020
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Net sales	$293.6	$70.8	$364.4	$177.4	$42.6	$220.0
Gross profit	$140.4	$27.6	$168.0	$82.6	$15.3	$97.9
Segment income	$89.3	$12.4	$101.7	$45.6	$8.2	$53.8
Capital expenditures (1)	$4.9	$0.2	$5.1	$1.3	$—	$1.3
Depreciation (1)	$4.1	$0.3	$4.4	$4.2	$0.3	$4.5

	Six months ended July 3, 2021			Six months ended June 27, 2020
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Net sales	$565.1	$133.7	$698.8	$309.7	$80.5	$390.2
Gross profit	$275.2	$52.7	$327.9	$143.7	$29.7	$173.4
Segment income	$175.1	$27.2	$202.3	$68.2	$13.8	$82.0
Capital expenditures (1)	$9.6	$0.3	$9.9	$9.0	$0.5	$9.5
Depreciation (1)	$8.4	$0.7	$9.1	$8.3	$0.6	$8.9

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)

The following table presents a reconciliation of segment income to income from operations before income taxes:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total segment income	$101.7	$53.8	$202.3	$82.0
Corporate expense, net	10.5	4.1	$22.4	$4.9
Acquisition and restructuring related expense	1.6	5.3	$1.7	$10.7
Amortization of intangible assets	8.6	9.5	$17.5	$19.0
Operating income	81.0	34.9	$160.7	$47.4
Interest expense, net	13.0	17.5	31.2	37.1
Loss on debt extinguishment	3.6	$—	9.4	—
Other non-operating (income) expense, net	(1.0)	(6.7)	2.7	(0.4)
Total other expense	15.6	10.8	43.3	36.7
Income from operations before income taxes	$65.4	$24.1	$117.4	$10.7

11. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$52.8	$18.7	$89.7	$8.3
Deemed Dividend - Class A stock redemption (a)	—	—	(85.5)	—
Dividend paid to Class C stockholders	—	(0.1)	—	(0.1)
Net income attributable to Class A and common stock holders, basic	52.8	18.6	4.2	8.2
Net income attributable to Class A holders, basic	—	18.5	1.5	8.1
Net income attributable to common stockholders, basic	$52.8	$0.1	$2.7	$0.1
Net income attributable to Class A holders, diluted	—	18.5	$1.5	$8.1
Net income attributable to common stockholders, diluted	$52.8	$0.1	$2.7	$0.1

Weighted average number of common shares outstanding, basic	231,103,424	1,156,691	143,721,029	1,180,222
Weighted average number of common shares outstanding, diluted	244,203,652	1,552,407	153,571,905	1,821,989
Earnings per share attributable to common stockholders, basic	$0.23	$0.11	$0.02	$0.05
Earnings per share attributable to common shareholders, diluted	$0.22	$0.11	$0.02	$0.05

Potential common shares	13,100,228	395,716	9,850,876	641,767

(a) For the six months ended July 3, 2021, net income attributable to common stockholders, used as the numerator in our earnings per share computations, was reduced by a non-cash charge due to a beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO. Such non-cash charge was recorded as a deemed dividend during the three months ended April 3, 2021. This is a one-time accounting reclassification within the unaudited condensed consolidated statements of changes in redeemable stock and stockholders' equity and does not have any current or future income statement or cash impact.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
12. Commitments and Contingencies

Litigation

The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of July 3, 2021, appropriate reserves have been recorded for all litigation and contingencies, including the matters described below. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, in the opinion of management, it is remote that such litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Yuncos Fire, Spain

In June 2021, an accidental fire destroyed a portion of our manufacturing and administrative facilities in Yuncos, Spain. The Company has filed an insurance claim with its carrier and such claim is still under review. The Company has established alternative, temporary, facilities for administrative personnel affected by the fire. The disruption to our manufacturing operations was minimal. During the three months ended July 3, 2021, $5.0 of expense was recorded, representing the write-off of the net book value of the destroyed assets and inventory.
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

In October 2020, the Board of Directors approved a distribution of $275.0, or $316.16 per share of Class A stock of the Company.

On March 2, 2021 the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation pursuant to which all shares of Class B common stock were reclassified into an equal number of fully paid and non-assessable Common Stock and the Company then effected a 195-for-1 split of its Common Stock. The outstanding capital stock of the Company now consists of a single class of Common Stock.

Prior to the IPO, each share of Class A stock was converted into a number of shares of Common Stock equal to 237.57 which is the sum of 195.00 plus the quotient of 42.57 obtained by dividing the then outstanding preference amount of $683.84 for such share by the IPO offering price of $17.00, net of any underwriting discount or a net conversion factor of 16.07.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
Prior to the IPO all 100 shares of Class C stock were redeemed for $100 dollars in aggregate or $1 per share.

On March 16, 2021, the Company filed its Second Restated Certificate of Incorporation.

Preferred Stock

The Company’s Second Restated Certificate of Incorporation authorized the Company to issue up to 100,000,000 shares of preferred stock, $0.001 value per share, all of which is undesignated.

Common Stock

The Company’s Second Restated Certificate of Incorporation authorized the Company to issue up to 750,000,000 shares of Common Stock, $0.001 value per share. Each share of Common Stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of Common Stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through July 3, 2021, no dividends had been declared or paid.

Dividends paid
For the three and six months ended July 3, 2021, no dividend was declared nor paid to the Company's common stockholders. For the three months ended June 27, 2020, there was no dividend declared nor paid to the Company's Class A stockholders whereas $0.05 was paid to the Company's Class C stockholders, or $511.25 per share.

For the six months ended June 27, 2020, there was no dividend declared nor paid to the Company's Class A stockholders whereas $0.1 was paid to the Company's Class C stockholders, or $1,022.5 per share.

14. Stock-based Compensation

Overview

During the three months ended July 3, 2021, the company did not have any significant stock-based compensation activity beyond grants of equity for new key personnel and forfeitures due to attrition. The total stock-based compensation for the three and six months ended July 3, 2021 was $5.3 and $15.9, respectively, and $0.7 and $1.3, respectively, for the three and six months ended June 27, 2020.

The Company has established two equity incentive plans as described below.

2021 Equity Incentive Plan

In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of July 3, 2021 there were 12,356,716 shares available for future issuance under the 2021 Plan.

Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
2021 Options

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—	—	—	$—
Granted	1,219,028	$17.00	9.95	$8.60
Exercised	—	—	—	$—
Forfeited	—	—	—	$—
Outstanding as of April 3, 2021	1,219,028	$17.00	9.95	$8.60
Options exercisable as of April 3, 2021	—	—		$—
Granted	2,542	$23.43	9.86	$2.17
Exercised	—	—	—	$—
Forfeited	—	—	—	$—
Outstanding as of July 3, 2021	1,221,570	$17.03	9.70	$8.57
Options exercisable as of July 3, 2021	—	—
Options expected to vest as of July 3, 2021	1,221,570	$17.03	9.70	$8.57

	Three months ended July 3, 2021	Six months ended July 3, 2021
The weighted average grant date fair value of options granted in the applicable period was	$6.30	$12.20
The compensation expense recognized for the applicable period was	$0.60	$0.80

There were no exercises or vesting of these options during the three and six months ended July 3, 2021. The closing price of our common stock as of July 3, 2021 is $25.60. The total unrecognized compensation cost related to options as of July 3, 2021 is $6.9, which is expected to be recognized over a remaining weighted average period of 2.5 years.

The Company determined the fair value of these granted stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for these stock options granted were as follows:

	Three months ended July 3, 2021	Six months ended July 3, 2021
Risk-free interest rate	1.08%	1.03%
Expected life	6	6
Expected dividend yield	—%	—%
Expected volatility	37.00%	55.80%

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
2021 Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	—
Granted	156,543	$17.00
Redeemed	—	—
Forfeited	—	—
Unvested as of April 3, 2021	156,543	$17.00
Restricted stock units vested as of April 3, 2021	—	—
Granted	5,357	$23.43
Redeemed	—	—
Forfeited	(2,686)	$17.00
Unvested as of July 3, 2021	159,214	$17.22
Restricted stock units vested as of July 3, 2021	—	—

	Three months ended July 3, 2021	Six months ended July 3, 2021
Total compensation expense recognized in the applicable period was	$0.3	$0.4

The total unrecognized compensation cost related to the restricted stock units as of July 3, 2021 is $2.3, which is expected to be recognized over a remaining weighted average period of 2.5 years.

2017 Equity Incentive Plan

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the issuance of stock options, restricted stock and restricted stock awards to officers, directors and employees. The stock options granted under the 2017 Plan generally have a maximum term of up to ten years. Restricted stock, restricted stock awards, and stock options granted under the 2017 Plan generally are eligible to vest based on continued service, generally over five years, or upon an initial public offering and post-initial public offering stock price performance. Due to the Company's IPO on March 12, 2021 and subsequent stock price performance, all performance-vesting conditions were satisfied on March 26, 2021 .

For presentation purposes in this document we have recast the figures reported as of December 31, 2020 to recognize the 195-for-1 stock split that occurred on March 2, 2021 as if it were effective on January 1, 2020.

As of July 3, 2021 there were 7,181,655 outstanding options and 1,505,784 outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following our IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
Time-Based Stock Options

The following table summarizes activity for time-based stock option under the 2017 Plan for the six months ended July 3, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,770,400	$1.08	7.50	$16.17
Granted	524,063	$3.61	9.79	$18.38
Exercised	(42,647)	$0.50	6.34	$16.45
Forfeited	(26,910)	$1.80	—	$15.69
Outstanding as of April 3, 2021	7,224,906	$1.26	8.00	$24.34
Options exercisable as of April 3, 2021	2,394,678	$0.88	7.41	$24.70
Options expected to vest as of April 3, 2021	4,830,228	$1.46	8.29	$24.16
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(43,251)	$—	—	$—
Outstanding as July 3, 2021	7,181,655	$1.26	7.58	$24.34
Options exercisable as of July 3, 2021	2,285,966	$0.92	7.02	$24.68
Options expected to vest as of July 3, 2021	4,895,689	$1.58	7.87	$24.02

The following table summarizes activity for time-based stock options for the three months ended April 3, 2021 and July 3, 2021:

	Three Months Ended July 3, 2021	Six Months Ended July 3, 2021
The weighted average grant date fair value of options granted during the applicable period was	$2.14	$—
The total compensation cost related to stock options as of the end of the applicable period was	$5.6	$5.0
This cost is expected to be recognized over a remaining weighted average period of	3.20 years	2.87 years
Number of options vested during the period	259,350	360,068
Fair value of option vested during the period was	$1.2	$2.6

At July 3, 2021, the total unrecognized compensation cost related to time-based stock options was $5.0. This cost is expected to be recognized over a weighted average period of 2.87 years. The grant-date fair value of options expected to vest as of July 3, 2021 was $1.4.

The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for these stock options granted were as follows:

	Three Months Ended July 3, 2021	Six Months Ended July 3, 2021
Risk-free interest rate	1.08%	N/A
Expected life (years)	6.0	N/A
Expected dividend yield	—%	N/A
Expected volatility	37.0%	N/A
Three Months Ended July 3, 2021

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. Subsequent to our IPO, expected volatility is based upon our post IPO trading. Market and Performance Condition Stock Options

The following table summarizes activity for stock options with market and performance conditions under our 2017 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,479,655	$1.05	7.69	$16.17
Granted	524,063	$3.61	9.79	$—
Exercised	—	$—	—	$—
Forfeited	(26,910)	1.80	—	—
Outstanding as of April 3, 2021	6,976,808	$1.24	7.91	$15.71
Options exercisable as of April 3, 2021	6,976,808	$1.24	7.91	$15.71
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(38,903)	1.24	—	16
Outstanding as of July 3, 2021	6,937,905	$1.24	7.57	$15.71
Options exercisable as of July 3, 2021	6,937,905	$1.24	7.57	$15.71

The performance criteria was met on March 26, 2021. As of July 3, 2021, there were no remaining unrecognized compensation costs related to performance-based stock options.

Time-Based Restricted Stock Awards

The following table summarizes activity for time-based restricted stock awards under the 2017 Plan:

	Restricted Class A Stock		Restricted Common
Grant date fair value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	—	1,603,095	$1.46
Granted	—	—	—	—
Modified	—	—	—	—
Redeemed	—	—	(97,311)	$1.46
Outstanding as of April 3, 2021	—	—	1,505,784	$1.46
Restricted stock awards vested as of April 3, 2021	—	—	1,260,006	$1.46
Granted	—	—	—	—
Modified	—	—	—	—
Redeemed	—	—	—	—
Outstanding as of July 3, 2021	—	—	1,505,784	$1.46
Restricted stock awards vested as of July 3, 2021	—	—	1,260,006	$1.46

As of July 3, 2021, the Company had $0.1 of total unrecognized compensation costs relating to these restricted stock awards, which is expected to be recognized through August 4, 2022.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
Performance-Based Restricted Stock Awards with Market and Performance Conditions

The following table summarizes activity for performance-based restricted stock awards under the 2017 Plan:

	Restricted Class A Stock		Restricted Common
Grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2020	225,570	$4.43	857,805	$0.43
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(225,570)	$4.43	(857,805)	$0.43
Redeemed	—	—	—	$—
Outstanding as of April 3, 2021 and July 3, 2021	—	—	—	$—

The performance criteria was met on March 26, 2021. The fair value of the total vested shares was $1.4. There are no remaining unrecognized compensation costs relating to these restricted stock awards.

15. Acquisition and Restructuring Related Expense

On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We will move our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte.

The Company currently employs approximately 90 corporate employees in Berkeley Heights. As part of the relocation, a number of corporate operational jobs will also move from Berkeley Heights to our production facility in Clemmons, North Carolina. The facility currently employs 850 people, which includes the addition of approximately 100 jobs over the past year. The corporate relocation does not impact any other Hayward location in the United States or internationally. Relocation will begin in the summer of 2021 and is expected to be largely complete by spring 2022. The estimated severance and retention costs pertaining to this relocation are approximately $5.3 and will be recognized when earned. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.

In the three and six months ended July 3, 2021 a total of $1.6 of restructuring expense was recognized pertaining to the exit from our leased facility in Chandler, AZ which had been previously announced. The $1.6 includes the write-off of certain inventory and assets as well as severance.

		2021 Activity
	Liability as of December 31, 2020	Costs Recognized	Cash Payments	Liability as of July 3, 2021
One-time termination benefits	$—	$0.6	$—	$0.6
Facility-related	—	—	—	—
Other	$—	1.1	—	$1.1
Total	$—	$1.7	$—	$1.7

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions except share and per share data)
The Company recognizes severance charges on a straight-line basis over the notification period in accordance with ASC 420. Such charges include the facility closure described above and other one-time termination benefits:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Liability as of June 28, 2020
One-time termination benefits	$6.3	$1.3	$(0.4)	$7.2
Facility-related	—	2.5	(2.5)	—
Other	—	0.5	(0.5)	—
Total	$6.3	$4.3	$(3.4)	$7.2

Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations and comprehensive income, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company's unaudited condensed consolidated balance sheets.

16. Related Party Transactions

Prior to the IPO, the Company incurred approximately $0.8 for Sponsor Management fees and paid approximately $0.2 of Sponsor Dividends (Class C dividends) on an annual basis, payable quarterly. These arrangements were terminated upon the consummation of the IPO. The Company incurred management fees to certain Sponsors in the amount of $0.4 for each of the six months ended July 3, 2021 and June 27, 2020, respectively. In addition, zero and $0.1 in Class C dividends were paid to one Sponsor in lieu of management fees for six months ended July 3, 2021 and June 27, 2020, respectively.

17. Subsequent Events

The Company evaluates events and transactions that occur subsequent to the balance sheet date but prior to the issuance date of the financial statements to determine the necessity for recognition and/or reporting of any of these events and transactions in the financial statements. The Company has evaluated subsequent events through the issuance date of the financial statements that these unaudited condensed consolidated financial statements were issued and no subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto appearing in the IPO Prospectus. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth under "Risk Factors" in the IPO Prospectus, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended July 3, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

Dollars are expressed in millions except share and per share data.

Our Company

The Company is an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, innovation-led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.

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

The Company has six primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in Canada, France, and Australia. In the quarter ended July 3, 2021 we began the process of opening a new distribution center in North Carolina.

Corporate Headquarters Relocation

On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We will move our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte. Hayward currently employs approximately 90 corporate employees in Berkeley Heights.

As part of the relocation, a number of corporate operational jobs will also move from New Jersey to our production facility in Clemmons, North Carolina. The facility currently employs 850 people, which includes the addition of approximately 100 jobs over the past year.

The corporate relocation does not impact any other Hayward location in the United States or internationally. Relocation will begin in the summer of 2021 and will be largely complete by spring 2022.

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

NAM accounted for 80.6% and 80.9% of total net sales for the three months ended July 3, 2021 and June 27, 2020, respectively, and E&RW accounted for 19.4% and 19.1% of total net sales for the three months ended July 3, 2021 and June 27, 2020, respectively.

NAM accounted for 80.7% and 79.4% of total net sales for the six months ended July 3, 2021 and June 27, 2020, respectively, and E&RW accounted for 19.3%, and 20.6%, of total net sales for six months ended July 3, 2021 and June 27, 2020, respectively.

Factors Affecting the Comparability of our Results of Operations

Our results of operations for the three and six months ended July 3, 2021 and the three and six months ended June 27, 2020 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. This resulted in five more days in the six months ended July 3, 2021 compared to the six months ended June 27, 2020. Throughout this discussion we will refer to the three months ended July 3, 2021 and the three months ended June 27, 2020 as the "Second Quarter" and "Comparable Quarter", respectively.

Materials and other cost increases

During the six months ended July 3, 2021, we experienced higher than average increases in the cost of metals, resins, and electronic sub-assemblies and logistics, and import duty charges (motors, electronics, valves, and cleaner products) for some of our raw materials due to high demand, and supply and shipping container shortages. We also experienced labor shortage, especially in our facilities based in North America, as we ramped up production to meet increased demand. Accordingly, we increased manufacturing hourly wages and incentives to help attract and retain workers. In March 2021, we announced global price increases in the range of 3% to 7% to minimize the impact on costs, most of which has not yet been realized during the three months ended July 3, 2021 due to the backlog of orders placed prior to the price increase effective dates. At the end of the second quarter of Fiscal 2021, we announced US price increases in the range of 5% to 7% for the next seasonal year which commences September 26, 2021. While we have taken actions to mitigate these supply chain pressures and cost increases, we expect cost volatility to continue in the second half of 2021 and it could negatively affect our operations. We will continue to monitor the market development, and take proactive actions to protect our profitability, including drive automation and productivity improvements, strategic purchasing of raw material to obtain favorable pricing ahead of vendor price increases.

Impact of COVID-19

The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and “stay at home” mandates, travel restrictions, certain business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract pandemic economic impacts. We believe that the pandemic has only reinforced existing pool industry growth trends and has not had a significant unmitigated impact to our cost structure through the date of this filing. Hayward is classified as an essential business and as such we have implemented the necessary steps to protect our manufacturing and distribution facilities to ensure we have continuity of production and supply to our customers. While in the early months of the pandemic we did experience partial or full facility closure for cleaning and sanitization, all of our manufacturing and distribution facilities are currently operational.

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

We continue to face challenges from the COVID-19 pandemic, including restrictions and disruption of transportation, reduced availability of air transport, and increased border controls or closures, which have resulted in higher costs and delays in both obtaining raw materials and components and in shipping finished goods, as well as continued labor shortages and health and safety concerns associated with the spread of virus variants. We expect our business operations and financial results will continue to be affected by a number of evolving factors such as the rate of vaccinations, the impact of virus variants, the pandemic's impact on the demand of our products and services, our supply chain and manufacturing capacity expansion in the next 6 to 12 months.

Key Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, SG&A expenses, RD&E, operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, segment income, adjusted segment income and adjusted segment income margin.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see "Non-GAAP Reconciliation."

Results of Operations

Consolidated

The following tables summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net sales. We derived the condensed consolidated statements of operations for the three and six months ended July 3, 2021 and June 27, 2020 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations and a comparison of the change between the periods:

Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020

	Three months ended		Increase (Decrease)	Percentage Change
	July 3, 2021	June 27, 2020
Net sales	$364.4	$220.0	$144.4	65.7%
Cost of sales	196.4	122.1	74.3	60.9%
Gross profit	168.0	97.9	70.1	71.7%
Selling, general, and administrative expenses	71.8	44.2	27.6	62.4%
Research, development, and engineering	5.0	4.0	1.0	23.7%
Acquisition and restructuring related expense	1.6	5.3	(3.7)	(69.1)%
Amortization of intangible assets	8.6	9.5	(0.8)	(9.0)%
Operating income	81.0	34.9	46.1	131.9%
Interest expense, net	13.0	17.5	(4.6)	(26.0)%
Loss on debt extinguishment	3.6	—	3.6	—%
Other non operating (income) expense, net	(1.0)	(6.7)	5.8	(85.4)%
Total other expense	15.6	10.8	4.8	44.7%
Income from operations before income taxes	65.4	24.1	41.3	170.9%
Provision for income taxes	12.6	5.4	7.2	131.7%
Net income	$52.8	$18.7	$34.1	182.3%
Adjusted EBITDA (a)	$110.4	$61.0	$49.4	81.0%
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $364.4 for the three months ended July 3, 2021 from $220.0 for the three months ended June 27, 2020, an increase of $144.4 or 65.7%. See segment discussion below for further information.

Year-over-year net sales increases were driven by the following:

Three months ended
July 3, 2021
Volume	56.7%
Price, net of discounts and allowances	4.1%
Currency and other	4.9%
Total	65.7%

The increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction, continued favorable foreign currency effects, and a net 4.1% price impact from a price increase effective in October 2020 and lower allowances and rebates as percentage of sales as they reach their upper limit. In March 2021, we announced an off-cycle price increase in the range of 3% to 7% globally, to offset cost increases. This price increase became effective on new orders in the three months ended July 3, 2021, with minimal realization on invoiced shipments given the backlog of orders prior to the effective date of this price increase.

Gross profit and Gross profit margin

Gross profit increased to $168.0 for the three months ended July 3, 2021 from $97.9 for the three months ended June 27, 2020, an increase of $70.1 or 71.7%.

Gross profit margin increased to 46.1% for the three months ended July 3, 2021 compared to 44.5% for the three months ended June 27, 2020, an increase of 161 basis points primarily resulting from the net 4.1% price increase discussed above, manufacturing leverage, and cost savings, partially offset by inflationary increases in raw materials, logistics expenses and higher tariffs.

Selling, general, and administrative expenses

Increased to $71.8 for the three months ended July 3, 2021 from $44.2 for the three months ended June 27, 2020, an increase of $27.6 or 62.4% primarily driven by increased expenses in warranty, distribution, and compensation and incentives as a result of higher volume, as well as $5.3 of stock-based compensation expense, plus non-recurring costs including a $5.0 write-off related to a fire at our Yuncos, Spain facility, and $1.9 of expenses related to the amendment of our Credit Facilities, partially offset by $3.8 of cost savings, achieved from austerity measures taken at the onset of the COVID-19 pandemic in 2020 that did not repeat in 2021.

As a percentage of net sales, SG&A decreased to 19.7% for the three months ended July 3, 2021 as compared to 20.1% for three months ended June 27, 2020, a decrease of 39 basis points driven by improved operating leverage.

Research, development, and engineering

Increased to $5.0 for the three months ended July 3, 2021 from $4.0 for the three months ended June 27, 2020. The $1.0 increase was to support business growth and product development. As a percentage of net sales, RD&E was 1.4% for the three months ended July 3, 2021 compared to 1.8% for the three months ended June 27, 2020, a decrease of 47 basis points.

Acquisition and restructuring related expense

For the three months ended July 3, 2021 we incurred $ $1.6 restructuring expense as compared to an expense of $5.3 for three months ended June 27, 2020, the costs were consequential to the cessation of certain manufacturing and distribution operations and the start-up of a new distribution center in the Southwest United States.

See Note 15. Acquisition and Restructuring Related Expense

Amortization of intangible assets

Decreased to $8.6 for the three months ended July 3, 2021 from $9.5 for the three months ended June 27, 2020, a decrease of $0.8 or 9.0%, due to the amortization pattern of certain intangibles based on the declining balance method.

Operating income

Increased to $81.0 for the three months ended July 3, 2021 from $34.9 for the three months ended June 27, 2020, an increase of $46.1 or 131.9% due to the cumulative effect of the items described above.

Interest expense, net

Decreased to $13.0 for the three months ended July 3, 2021 from $17.5 for the three months ended June 27, 2020.

Interest expense for the three months ended July 3, 2021 consisted of $12.1 of interest on the outstanding debt and $0.9 of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of our interest rate hedge was 5.16% for the three months ended July 3, 2021.

Interest expense for the three months ended June 27, 2020 consisted of $16.2 on the outstanding debt and $1.3m of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedge, was 5.34% for the three months ended June 27, 2020.

Interest expense decreased by $4.5, net of $1.5 increase in interest swap costs, primarily due to debt repayment of $364.6 during the first quarter of 2021 and lower interest rates as a result of the second quarter amendment to the Credit Facilities.

Loss on extinguishment of debt

The $3.6 loss on extinguishment of debt for the three months ended July 3, 2021 was incurred due to the amendment of our Credit Facilities.

Provision for income taxes

We incurred income tax expense of $12.6 for the three months ended July 3, 2021 compared to an income tax expense of $5.4 for the three months ended June 27, 2020, an increase of $7.2 or 131.7%. This was primarily due to increased income from operations.

The decrease in the Company’s effective tax rate from 22.5% for three months ended June 27, 2020 to 19.4% for the three months ended July 3, 2021 was primarily due to a reduction of the Global Intangible Low Tax Income ("GILTI") inclusion, additional tax benefits related to Foreign Derived Intangible Income, utilization of tax losses at the France subsidiary, and a discrete item for the release of the valuation allowance on the relative France deferred tax assets.

Net income

As a result of the foregoing, net income increased to $52.8 for the three months ended July 3, 2021 compared to net income of $18.7 for the three months ended June 27, 2020, an increase of $34.1 or 182.3%.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA increased to $110.4 for the three months ended July 3, 2021 from $61.0 for the three months ended June 27, 2020, an increase of $49.4 or 81.0% driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $70.1, partially offset by an increase in SG&A expenses related to volume and one time savings during three months ended June 27, 2020 that did not repeat this year.

Adjusted EBITDA margin increased to 30.3% for the three months ended July 3, 2021 compared to 27.7% for the three months ended June 27, 2020, an increase of 257 basis points.

See the Non-GAAP reconciliation section for detailed explanations.

Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020

The following table summarizes our results of operations and a comparison of the changes between periods:

	Six months ended		Increase (Decrease)	Percentage Change
	July 3, 2021	June 27, 2020
Net sales	$698.8	$390.2	$308.6	79.1%
Cost of sales	370.9	216.8	154.1	71.1%
Gross profit	327.9	173.4	154.5	89.1%
Selling, general, and administrative expenses	138.2	87.5	50.7	58.0%
Research, development, and engineering	9.8	8.8	1.0	11.6%
Acquisition and restructuring related expense	1.7	10.7	(9.1)	(84.5)%
Amortization of intangible assets	17.5	19.0	(1.5)	(8.1)%
Operating income	160.7	47.4	113.3	239.1%
Interest expense, net	31.2	37.1	(5.9)	(15.8)%
Loss on debt extinguishment	9.4	—	9.4	—%
Other (income) expense	2.7	(0.4)	3.1	(794.1)%
Total other expense	43.2	36.7	6.5	17.7%
Income from operations before income taxes	117.4	10.7	106.7	993.7%
Provision for income taxes	27.7	2.4	25.3	1043.6%
Net income	$89.7	$8.3	$81.4	979.2%
Adjusted EBITDA (a)	$217.7	$96.8	$120.9	124.9%
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $698.8 for the six months ended July 3, 2021 from $390.2 for the six months ended June 27, 2020, an increase of $308.6 or 79.1%.

Year-over-year net sales increases were driven by the following factors:

July 3, 2021
Volume	71.1%
Price, net of discounts and allowances	3.6%
Currency and other	4.4%
Total	79.1%

The increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction and partially attributable to five more days in the six months ended July 3, 2021 compared to the prior year, favorable foreign currency effects, and a net 3.6% price impact.

Gross profit and Gross profit margin

Gross profit increased to $327.9 for the six months ended July 3, 2021 from $173.4 for the six months ended June 27, 2020, an increase of $154.5, or 89.1%.

Gross profit margin increased to 46.9% for the six months ended July 3, 2021 compared to 44.4% for the six months ended June 27, 2020, an increase of 249 basis points primarily resulting from the net price increase discussed above, manufacturing leverage, net cost savings, a favorable mix due to increased growth of higher margin NAM sales partly offset by inflationary increases in raw materials, logistics expenses, and tariffs.

Selling, general, and administrative expenses

Increased to $138.2 for the six months ended July 3, 2021 from $87.5 for the six months ended June 27, 2020, an increase of $50.7 or 58.0% primarily driven by approximately $22.0 of volume-related expenses in compensation and incentives, warranty, distribution, and $15.9 of stock-based compensation expense, as well as non-recurring one-time charges including a $5.0 write-off related to a fire at our manufacturing and administrative facilities in Yuncos, Spain, $2.0 of IPO and public company related expenses, $1.9 in debt refinancing costs, partially offset by $3.8 of cost savings, achieved from austerity measures taken at the onset of the COVID-19 pandemic in 2020 which did not repeat in 2021.

As a percentage of net sales, SG&A decreased to 19.8% for the six months ended July 3, 2021 as compared to 22.4% for six months ended June 27, 2020, a decrease of 265 basis points driven by improved operating leverage.

Research, development, and engineering

Increased to $9.8 for the six months ended July 3, 2021 from $8.8 for the six months ended June 27, 2020, as a result of increased activities to support business growth and product development. As a percentage of net sales, RD&E was 1.4% for the six months ended July 3, 2021 compared to 2.3% for the six months ended June 27, 2020, a decrease of 85 basis points.

Acquisition and restructuring related expense

For the six months ended July 3, 2021, we incurred $1.7 of restructuring expense as compared to an expense of $10.7 for the six months ended June 27, 2020.

See Note 15. Acquisition and Restructuring Related Expense

Amortization of intangible assets

Decreased to $17.5 for the six months ended July 3, 2021 from $19.0 for the six months ended June 27, 2020, a decrease of $1.5 or 8.1%, due to the amortization pattern of certain intangibles based on the declining balance method.

Operating income

Increased to $160.7 for the six months ended July 3, 2021 from $47.4 for the six months ended June 27, 2020, an increase of $113.3 or 239.1% due to the cumulative effect of the items described above.

Interest expense, net

Decreased to $31.2 for the six months ended July 3, 2021 from $37.1 for the six months ended June 27, 2020.

Interest expense for the six months ended July 3, 2021 consisted of $29.0 of interest on the outstanding debt and $2.3of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of our interest rate hedges was 5.50% for the six months ended July 3, 2021. Interest expense for the six months ended June 27, 2020 consisted of $34.5on the outstanding debt and $2.6 of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedges, was 5.87% for the six months ended June 27, 2020. Interest expense decreased by $5.9 net of a $3.9 increase in interest swap costs from prior year's period, primarily driven by the first quarter debt repayment of $364.6 and lower interest rates as a result of the second quarter amendment to the Credit Facilities.

Loss on extinguishment of debt

The $9.4 loss on extinguishment of debt for the six months ended July 3, 2021 was incurred due to the May 28, 2021 amendment to the First Lien Term Facility and the $356.6 debt repayment made, with funds from the IPO, on March 19, 2021. There was no loss on extinguishment of debt for the six months ended June 27, 2020.

Provision for income taxes

The Company incurred income tax expense of $27.7 for the six months ended July 3, 2021 compared to $2.4 for the six months ended June 27, 2020, an increase of $25.3. This was primarily due to increased income from operations.

The increase in the Company’s effective tax rate from 22.6% for the six months ended June 27, 2020 to 23.6% for the six months ended July 3, 2021 was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, changes in the relative income between jurisdictions, and a discreet tax charge relating to nondeductible GAAP stock compensation expense in excess of annual IRS compensation expense limitations due to the accelerated vesting of performance based grants due to the IPO.

Net income

As a result of the foregoing, net income increased to $89.7 for the six months ended July 3, 2021 compared to $8.3 for the six months ended June 27, 2020, an increase of $81.4 or 979.2%.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA increased to $217.7 for the six months ended July 3, 2021 from $96.8 for the six months ended June 27, 2020, an increase of $120.9 or 124.9% driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $154.5, partially offset by an increase of $30.0 in SG&A expense mostly related to volume increase and headwinds from one time cost savings related to austerity measures during the same time period in last year.

Adjusted EBITDA margin increased to 31.2% for the six months ended July 3, 2021 compared to 24.8% for the six months ended June 27, 2020, an increase of 635 basis points.

See Non-GAAP reconciliation section for detailed explanations.

Segment

The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of NAM and E&RW. We evaluate performance based on net sales, gross profit, segment income and adjusted segment income, and use gross profit margin, segment income margin and adjusted segment income margin as comparable performance measures for our reporting segments.

Segment income represents net sales less cost of sales, less segment SG&A and RD&E. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric:

	Three months ended July 3, 2021			Three months ended June 27, 2020
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$364.4	$293.6	$70.8	$220.0	$177.4	$42.6
Gross profit	$168.0	$140.4	$27.6	$97.9	$82.6	$15.3
Gross profit margin %	46.1%	47.8%	38.9%	44.5%	46.6%	35.8%
Segment income	$101.7	$89.3	$12.4	$53.8	$45.6	$8.2
Segment income margin %	27.9%	30.4%	17.5%	24.5%	25.7%	19.2%
Adjusted segment income (a)	$116.9	$99.2	$17.7	$61.1	$52.6	$8.5
Adjusted segment income margin % (a)	32.1%	33.8%	25.0%	27.8%	29.6%	19.9%
Expenses not allocated to segments
Corporate expense, net	$10.5			$4.1
Acquisition and restructuring related expense	$1.6			$5.3
Amortization of intangible assets	$8.6			$9.5
Operating income	$81.0			$34.9
(a) See “—Non-GAAP Reconciliation.”

	Six months ended July 3, 2021			Six months ended June 27, 2020
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$698.8	$565.0	$133.7	$390.2	$309.7	$80.5
Gross profit	$327.8	$275.1	$52.7	$173.4	$143.7	$29.7
Gross profit margin %	46.9%	48.7%	39.4%	44.4%	46.4%	36.9%
Segment income	$202.3	$175.1	$27.2	$82.0	$68.2	$13.8
Segment income margin %	29.0%	31.0%	20.4%	21.0%	22.0%	17.2%
Adjusted segment income (a)	$228.5	$195.0	$33.5	$97.4	$82.5	$14.9
Adjusted segment income margin % (a)	32.7%	34.5%	25.1%	25.0%	26.6%	18.5%
Expenses not allocated to segments
Corporate expense, net	$22.4			$4.9
Acquisition and restructuring related expense	$1.7			$10.7
Amortization of intangible assets	$17.5			$19.0
Operating income	$160.7			$47.4
(a) See “—Non-GAAP Reconciliation.”

North America ("NAM")

Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020

	Three months ended		Increase (Decrease)	Percentage / bps Change
	July 3, 2021	June 27, 2020
Net sales	$293.6	$177.4	$116.1	65.5%
Gross profit	$140.4	$82.6	$57.8	70.0%
Gross profit margin %	47.8%	46.6%	1.3%	128.1
Segment income	$89.3	$45.6	$43.7	95.8%
Segment income margin %	30.4%	25.7%	4.7%	471
Adjusted segment income (a)	$99.2	$52.6	$46.6	88.6%
Adjusted segment income margin % (a)	33.8%	29.6%	4.1%	414
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $293.6 for the three months ended July 3, 2021 from $177.4 for the three months ended June 27, 2020, an increase of $116.1 or 65.5%.

This was primarily the result of a 58.2% increase in volume mostly due to higher sales of residential pool equipment, and a net 4.3% positive price impact including price increases and lower rebates and allowances as percentage of sales as incentives reach their maximum, and 3.0% from favorable foreign currencies effects.

Year-over-year net sales increases were driven by the following factors:

Three months ended
July 3, 2021
Volume	58.2%
Price, net of allowances and discounts	4.3%
Currency and other	3.0%
Total	65.5%

Gross profit and Gross profit margin

Gross profit increased to $140.4 for the three months ended July 3, 2021 from $82.6 for the three months ended June 27, 2020, an increase of $57.8 or 70.0%.

Gross profit margin rose to 47.8% for the three months ended July 3, 2021 from 46.6% for the three months ended June 27, 2020, an increase of 128 basis points, primarily driven by the net price increase discussed above, improved manufacturing leverage, and cost savings, partially offset by $9.7 of inflationary increases related to raw materials, freight, and higher import duties.

Segment income and Segment income margin

Segment income increased to $89.3 for the three months ended July 3, 2021 from $45.6 for the three months ended June 27, 2020, an increase of $43.7, or 95.8%. This was primarily driven by an increase in gross profit as discussed above partially offset by higher SG&A expenses of $13.2 or 39.4% mainly from increased variable compensation expense and volume-related warranty, distribution and warehousing costs. For the three months ended July 3, 2021 a 348 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased to 30.4% for the three months ended July 3, 2021 from 25.7% for the three months ended June 27, 2020, an increase of 471 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $99.2 for the three months ended July 3, 2021 from $52.6 in for the three months ended June 27, 2020, an increase of $46.6, or 88.6%. This was driven by the higher segment income as discussed above, further increased by the adjustment for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 33.8% for the three months ended July 3, 2021 from 29.6% for the three months ended June 27, 2020, an increase of 414 basis points.

Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020

	Six months ended		Increase (Decrease)	Percentage / bps Change
	July 3, 2021	June 27, 2020
Net sales	$565.0	$309.7	$255.3	82.4%
Gross profit	$275.1	$143.7	$131.4	91.4%
Gross profit margin %	48.7%	46.4%	2.3%	229
Segment income	$175.1	$68.2	$106.9	156.9%
Segment income margin %	31.0%	22.0%	9.0%	898
Adjusted segment income (a)	$195.0	$82.5	$112.5	136.4%
Adjusted segment income margin % (a)	34.5%	26.6%	7.9%	787
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $565.0 for the six months ended July 3, 2021 from $309.7 for the six months ended June 27, 2020, an increase of $255.3 or 82.4%.

This was primarily due to volume growth of 76.3% driven by continuing strong demand for pool products and five more days in the six months ended July 3, 2021 as compared to the prior year, 2.3% from favorable foreign currencies effects, and 3.8% of net price increases.

Year-over-year net sales increases were driven by the following:

Six months ended
July 3, 2021
Volume	76.3%
Price, net of allowances and discounts	3.8%
Currency and other	2.3%
Total	82.4%

Gross profit and Gross profit margin

Gross profit increased to $275.1 for the six months ended July 3, 2021 from $143.7 for the six months ended June 27, 2020, an increase of $131.4, or 91.4%.

Gross profit margin rose to 48.7% for the six months ended July 3, 2021 from 46.4% for the six months ended June 27, 2020, an increase of 229 basis points, primarily driven by the net price increase discussed above, manufacturing leverage, and cost savings, partially offset by a $16.4 inflationary increases related to raw material, freight and higher import duties.

Segment income and Segment income margin

Segment income increased to $175.1 for the six months ended July 3, 2021 from $68.2 for the six months ended June 27, 2020, an increase of $106.9 or 156.9%. This was primarily driven by an increase in gross profit as discussed above partially offset by higher SG&A expenses of $23.5 or 34.6% mainly from increased variable compensation expense and volume-related warranty, distribution and warehousing costs, as well as higher stock based compensation costs as a result of the IPO. For the six months ended July 3, 2021 a 670 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased to 31.0% for the six months ended July 3, 2021 from 22.0% for the six months ended June 27, 2020, an increase of 898 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $195.0 for the six months ended July 3, 2021 from $82.5 in for the six months ended June 27, 2020, an increase of $112.5, or 136.4%. This was driven by the higher segment income as discussed above, further increased by the adjustment for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 34.5% for the six months ended July 3, 2021 from 26.6% for the six months ended June 27, 2020, an increase 787 basis points.

Europe & Rest of World ("E&RW")

Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020

	Three months ended		Increase (Decrease)	Percentage / bps Change
	July 3, 2021	June 27, 2020
Net sales	$70.8	$42.6	$28.2	66.1%
Gross profit	$27.6	$15.3	$12.3	80.7%
Gross profit margin %	38.9%	35.8%	3.1%	315
Segment income	$12.4	$8.2	$4.2	51.2%
Segment income margin %	17.5%	19.2%	(1.7)%	(173)
Adjusted segment income (a)	$17.7	$8.5	$9.2	108.2%
Adjusted segment income margin % (a)	25.0%	19.9%	5.1%	505
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $70.8 for the three months ended July 3, 2021 from $42.6 for the three months ended June 27, 2020, an increase of $28.2, or 66.1%.

This was primarily due to volume growth of 50.3% driven by continuing strong demand for pool products as compared to the same time period in prior year when business slowed down as a result of local government mandates to "shelter in place", 12.9% from favorable foreign currencies effects, and 2.9% of net price increases.

Year-over-year net sales increases were driven by the following:	Three months ended
July 3, 2021
Volume	50.3%
Price, net of allowances and discounts	2.9%
Currency and other	12.9%
Total	66.1%

Gross profit and Gross profit margin

Gross profit increased to $27.6 for the three months ended July 3, 2021 from $15.3 for the three months ended June 27, 2020, an increase of $12.3, or 80.7%.

Gross profit margin increased to 38.9% for the three months ended July 3, 2021 from 35.8% for the three months ended June 27, 2020, an increase of 315 basis points, primarily driven by price increases, favorable product mix and volume leverage, partially offset by $1.9 of inflationary impact from supplies and raw materials as well as shipping costs.

Segment income and Segment income margin

Segment income increased to $12.4 for the three months ended July 3, 2021 from $8.2 for the three months ended June 27, 2020, an increase of $4.2, or 51.2%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses from increased variable compensation expense, and volume-related distribution costs, warranty costs, and $5.0 impairment costs related to the fire at our Yuncos, Spain facility. For the three months ended July 3, 2021, there was a 496 basis point operating leverage degradation in RD&E and SG&A costs due to one time costs.

Segment income margin slightly decreased by 173 basis points from 19.2% for the three months ended June 27, 2020 to 17.5% for the three months ended July 3, 2021, due to the aforementioned impairment cost, despite a large increase in net sales and gross profit year over year.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $17.7 for the three months ended July 3, 2021 from $8.5 for the three months ended June 27, 2020, an increase of $9.2, or 108.2%. This was primarily driven by the increased sales and operating leverage after excluding the non-cash and one time costs

Adjusted segment income margin increased to 25.0% for the three months ended July 3, 2021 from 19.9% for the three months ended June 27, 2020, an increase of 505 basis points.

Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020

	Six months ended		Increase (Decrease)	Percentage / bps Change
	July 3, 2021	June 27, 2020
Net sales	$133.7	$80.5	$53.2	66.1%
Gross profit	$52.7	$29.7	$23.0	77.4%
Gross profit margin %	39.4%	36.9%	2.5%	252
Segment income	$27.2	$13.8	$13.4	96.7%
Segment income margin %	20.4%	17.2%	3.2%	317
Adjusted segment income (a)	$33.5	$14.9	$18.6	124.8%
Adjusted segment income margin % (a)	25.1%	18.5%	6.5%	655
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $133.7 for the six months ended July 3, 2021 from $80.5 for the six months ended June 27, 2020, an increase of $53.2 or 66.1%. This was primarily due to volume growth of 50.8% driven by continuing strong demand for pool products and five more days in the six months ended July 3, 2021 as compared to the prior year, 12.5% from favorable foreign currencies effects, and 2.8% of net price increases.

Year-over-year net sales increases were driven by the following:	Six months ended
July 3, 2021
Volume	50.8%
Price, net of allowances and discounts	2.8%
Currency and other	12.5%
Total	66.1%

Gross profit and Gross profit margin

Gross profit increased to $52.7 for the six months ended July 3, 2021 from $29.7 for the six months ended June 27, 2020, an increase of $23.0, or 77.4%.

Gross profit margin increased to 39.4% for the six months ended July 3, 2021 from 36.9% for the six months ended June 27, 2020, an increase of 252 basis points, primarily driven by price increases, favorable product mix and volume leverage, partially offset by $2.5 of inflationary impact from supplies and raw materials as well as shipping costs.

Segment income and Segment income margin

Segment income increased to $27.2 for the six months ended July 3, 2021 from $13.8 for the six months ended June 27, 2020, an increase of $13.4 or 96.7%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses from increased variable compensation expense, and volume-related distribution and warranty costs, and $5.0 impairment costs related to the fire incident at our Yuncos, Spain facility. For the six months ended July 3, 2021, a 62 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased by 317 basis points, to 20.4% for the six months ended July 3, 2021 as compared to 17.2% for the same period year over year.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $33.5 for the six months ended July 3, 2021 from $14.9 for the six months ended June 27, 2020, an increase of $18.6 or 124.8%. This was primarily driven by the increased sales and operating leverage after removing the one time costs.

Adjusted segment income margin increased to 25.1% for the six months ended July 3, 2021 from 18.5% for the six months ended June 27, 2020, an increase of 655 basis points.

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

EBITDA is defined as earnings before interest (including amortization of debt costs and loss on extinguishment of debt), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, sponsor management fees and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation and amortization, stock-based compensation, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.

EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Following is a reconciliation from net income to adjusted EBITDA for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended		Increase (Decrease)	Percentage Change
	July 3, 2021	June 27, 2020
Net income	$52.8	$18.7	$34.1	182.3%
Depreciation	4.5	5.0	(0.5)	(9.4)%
Amortization	10.1	10.8	(0.7)	(6.3)%
Interest expense	13.0	17.5	(4.6)	(26.0)%
Income taxes	12.6	5.4	7.2	131.7%
Loss on extinguishment of debt	3.6	—	3.6	—%
EBITDA	96.6	57.4	39.2	68.2%
Stock-based compensation (a)	5.3	0.7	4.6	705.0%
Sponsor management fees (b)	—	0.2	(0.2)	(100.0)%
Currency exchange items (c)	(0.6)	(6.3)	5.7	(90.6)%
Acquisition and restructuring related expense, net (d)	1.6	5.3	(3.7)	(69.2)%
Other (e)	7.5	3.7	3.8	101.0%
Total Adjustments	$13.8	$3.6	$10.2	286.5%
Adjusted EBITDA	$110.4	$61.0	$49.4	81.0%
Adjusted EBITDA margin	30.3%	27.7%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)
Represents fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased as of the effective date of our initial public offering or March 12, 2021.

(c)	Represents non-cash mark-to-market gains on foreign currency contracts.
(d)
Adjustments in the three months ended July 3, 2021 include $1.6 of business restructuring related costs associated with the exit of a now redundant manufacturing and distribution facility. Adjustments in the three months ended June 27, 2020 include $5.3 of business restructuring related costs. Severance and retention costs, as well as costs associated with an early stage product business acquired in 2018 and being phased out in 2021 have been reclassified from "Acquisition and restructuring related expense, net" to "Other" to be consistent with the current period's presentation and proper classification.

(e)
Adjustments in the three months ended July 3, 2021 includes a $5.0 write-off related to a fire at our manufacturing and administrative facilities in Yuncos Spain, $1.9 related to debt refinancing, and $0.5 of operating loss related to an early stage product business acquired in 2018 that is being phased out. Adjustments in the three months ended June 27, 2020 includes $0.9 of operating losses related to the same early stage product business,$1.4 of severance and retention costs plus additional COVID-19 related health and safety expenses.

Following is a reconciliation from net income to adjusted EBITDA for the six months ended July 3, 2021 and June 27, 2020:

	Six months ended		Increase (Decrease)	Percentage Change
	July 3, 2021	June 27, 2020
Net income	$89.7	$8.3	$81.4	978.7%
Depreciation	9.3	9.6	(0.3)	(3.2)%
Amortization	20.5	21.6	(1.1)	(5.0)%
Interest expense	31.2	37.1	(5.9)	(15.8)%
Income taxes	27.7	2.4	25.3	1,043.6%
Loss on extinguishment of debt	9.4	—	9.4	—%
EBITDA	187.8	79.0	108.8	137.8%
Stock-based compensation (a)	15.9	1.3	14.6	1,115.5%
Sponsor management fees (b)	0.1	0.4	(0.3)	(77.4)%
Currency exchange items (c)	3.2	(0.6)	3.8	632.2%
Acquisition and restructuring related expense, net (d)	1.7	10.7	(9.1)	(84.4)%
Other (e)	9.0	6.0	3.1	51.3%
Total Adjustments	$29.9	$17.8	$12.1	68.1%
Adjusted EBITDA	$217.7	$96.8	$120.9	124.9%
Adjusted EBITDA margin	31.1%	24.8%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)
Represents fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased as of the effective date of our initial public offering or March 12, 2021.

(c)	Represents non-cash mark-to-market gains on foreign currency contracts.
(d)
Adjustments in the six months ended July 3, 2021 include $1.6 of business restructuring related costs associated with the exit of a now redundant manufacturing and distribution facility. Adjustments in the six months ended June 27, 2020 include $10.6 of business restructuring related costs. Severance and retention costs as well as costs associated with an early stage product business acquired in 2018 and being phased out in 2021 have been reclassified from "Acquisition and restructuring related expense, net" to "Other" to be consistent with the current period's presentation and proper classification.

(e)
Adjustments in the six months ended July 3, 2021 includes a $5.0 write-off related to a fire at our manufacturing and administrative facilities in Yuncos Spain, $1.9 related to debt refinancing, $1.0 related to IPO, and $1.0 of operating loss related to an early stage product business acquired in 2018 that is being phased out. Adjustments in the six months ended June 27, 2020 includes $2.2 of operating losses related to the same early stage product business, $1.4 of severance and retention costs plus additional COVID-19 related health and safety expenses.

Following is a reconciliation from segment income to adjusted segment income for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment income	$101.7	$53.8	$202.3	$82.0
Depreciation	4.4	4.5	9.1	8.9
Amortization	1.5	1.3	3.1	2.6
Stock-based compensation	3.7	0.5	8.0	1.1
Currency exchange items	—	0.2	—	0.5
Other (a)	5.6	0.8	6.0	2.3
Total Adjustments	15.2	7.3	26.2	15.4
Adjusted segment income	$116.9	$61.1	$228.5	$97.4
Adjusted segment income margin	32.1%	27.8%	32.7%	25.0%

(a)	The three months and six months ended July 3, 2021 include $0.5 and $1.0 operating losses, respectively, which relate to the early stage product business acquired in 2018 that is being phased out in 2021 and other miscellaneous items we believe are not representative of our ongoing business operations, also includes $5.0 write-off related to the fire in Yuncos, Spain. The three months and six months ended June 27, 2020 include $0.9 and $2.2 operating losses, respectively, which relate to an early stage product business acquired in 2018 that is being phased out, as well as professional fees, additional health and safety expenses related to COVID-19, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and six months ended July 3, 2021 and June 27, 2020:

NAM	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment income	$89.3	$45.6	$175.1	$68.2
Depreciation	$4.1	4.2	8.4	8.3
Amortization	$1.5	1.3	3.1	2.6
Stock-based compensation	$3.7	0.4	7.4	0.9
Other (a)	0.6	1.1	1.0	2.5
Total Adjustments	9.9	7.0	19.9	14.3
Adjusted segment income	$99.2	$52.6	$195.0	$82.5
Adjusted segment income margin	33.8%	29.7%	34.5%	26.6%

(a)
The three months and six months ended July 3, 2021 include $0.5 and $1.0 operating losses, respectively, which relate to the early stage product business acquired in 2018 that is being phased out in 2021 and other miscellaneous items we believe are not representative of our ongoing business operations. The three months and six months ended June 27, 2020 include $0.9 and $2.2 operating losses, respectively, which relate to an early stage product business acquired in 2018 that is being phased out, as well as professional fees, additional health and safety expenses related to COVID-19, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and six months ended July 3, 2021 and June 27, 2020:

E&RW	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment income	$12.4	$8.2	$27.2	$13.8
Depreciation	0.3	0.3	0.7	0.6
Amortization	—	—	—	—
Stock-based compensation	—	0.1	0.6	0.2
Currency exchange items (a)	—	0.2	—	0.5
Other (b)	5.0	(0.3)	5.0	(0.2)
Total Adjustments	5.3	0.3	6.3	1.1
Adjusted segment income	$17.7	$8.5	$33.5	$14.9
Adjusted segment income margin	25.0%	19.9%	25.1%	18.5%

(a)	Represents currency exchange impact.
(b)	For the three months ended July 3, 2021, $5.0 represents the impact of a fire at our manufacturing and administrative facilities in Yuncos, Spain.

Liquidity and Capital Resources

Primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility.

Consistent with historical trends, we experienced seasonal cash usage during the first quarter and drew on our revolving credit facility to fund our operations as a large proportion of our Net Sales were made on extended credit terms to fulfill seasonal stocking orders referred to herein as the "early buy program". This cash usage was reversed in the second quarter as the seasonality of our businesses peaked and early buy program receivables were collected. The cash generated allowed us to pay down the revolving credit facility in full by the end of the second quarter.

Unrestricted cash and cash equivalents consist primarily of cash on deposit with banks which totaled $251.9 as of July 3, 2021, which is an increase of $238.0 from April 3, 2021 and an increase of $137.0 from December 31, 2020. In addition, we repaid $48.8 of ABL Revolving Credit Facility borrowings during the three months ended July 3, 2021. Consistent with historical trends, we experienced significant seasonal cash inflows in the three months ended July 3, 2021 resulting from collections related to our early buy program.

Primary working capital requirements are for raw materials, component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, the early buy program, the timing of inventory purchases and receipt of customer payments and as such, the utilization of the ABL Revolving Credit Facility fluctuates during the year.

We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and repaying debt, while continuing to fund business growth initiatives. We believe that net cash provided by operating activities and availability under the ABL Revolving Credit Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months. During the three months ended July 3, 2021, we increased the ABL Revolving Credit Facility from $250 to a peak season maximum of $475 in order to provide for future liquidity needs.

Credit Facilities

We amended the First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) in the three months ended July 3, 2021. For further information on the terms of the Credit Facilities, please see Note 7, Long-Term Debt to the condensed consolidated financial statements.

The Credit Facilities contain various restrictions, covenants and collateral requirements. As of July 3, 2021, we were in compliance with all covenants under the Credit Facilities.

Long-term debt consisted of the following:

	July 3, 2021	December 31, 2020
First Lien Term Facility, as amended, due May 28, 2028	$1,000.0	$958.0
Incremental First Lien Term Facility, due August 4, 2026	—	150.0
Second Lien Term Facility	—	205.0
ABL Revolving Credit Facility, as amended, term ending on June 1, 2026	—	—
Capital lease obligations	9.3	9.7
Subtotal	$1,009.3	$1,322.7
Less: Current portion of the long-term debt	(12.1)	(2.8)
Less: Unamortized debt issuance costs	(18.7)	(19.6)
Total	$978.5	$1,300.3

ABL Revolving Credit Facility

On June 1, 2021, the Company amended its existing ABL Revolving Credit Facility to increase the aggregate amount of the revolving loan commitments to $425.0, with a peak season commitment of $475.0, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Revolving Credit Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Revolving Credit Facility not to exceed $50.0 is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 is available for the issuance of letters of credit in Canadian dollars. The ABL Revolving Credit Facility also includes a $50.0 swingline loan facility. The maturity of the facility has been extended to June 1, 2026. The borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively, which are unchanged from the previous ABL Revolving Credit Facility. In addition, we have the option to increase the ABL Revolving Credit Facility, subject to certain conditions, including the commitment of the participating lenders.

For the three months ended July 3, 2021, the average borrowing base under the ABL Revolving Credit Facility was $243.0 and the average loan balance outstanding was $39.7. As of July 3, 2021, the loan balance was zero with a borrowing availability of $193. During the three months ended July 3, 2021, the effective interest rate was 7.75%, inclusive of amortization of debt issuance costs and commitment fees. The effective interest rate was 3.53%, exclusive of deferred financing costs and commitment fees.

For the year ended December 31, 2020, the average borrowing base under the ABL Revolving Credit Facility was $149.5 and the average loan balance outstanding was $51.7. As of December 31, 2020 the loan balance was zero with a borrowing availability of $87.0. During the year ended December 31, 2020, the effective interest rate was 4.82%.

First Lien Term Facilities

During the six months ended July 3, 2021, the company made $8.0 and $356.6 of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the six months ended July 3, 2021 was $364.6. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 was used to repay the outstanding borrowings under the Company’s Second Lien Term Facility in full, (ii) $131.1 was used to repay borrowings under the Company’s First Lien Term Facility and (iii) $20.5 was used to repay the borrowings under the Incremental First Lien Term Facility. The $8.0 voluntary repayment on February 19, 2021 was applied to the First Lien Term Facility and the incremental First Lien Term Facility on a pro rata basis. The Company recorded $5.8 of debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of the partial repayments of the First Lien Term Facility and Incremental First Lien Term Facility.

As of July 3, 2021 the balance outstanding under the First Lien Term Facility was $1.0 billion and the effective interest rate, net of the interest rate hedge, was 4.34%. The Incremental First Lien Term Facility was paid off as part of the refinancing our Credit Facilities.

As of December 31, 2020 the balance outstanding under the First Lien Term Facility was $958.0 and the effective interest rate, net of the interest rate hedge, was 5.16%. The balance outstanding under the Incremental First Lien Term Facility was $150.0 and the effective interest rate was 4.93%.

Second Lien Term Facility

During the six months ended July 3, 2021, we made a total of $364.6 of voluntary term loan repayments of which $205.0 was used to repay outstanding borrowings under the Company’s Second Lien Term Facility in full. As of December 31, 2020, the balance outstanding under the Second Lien Term Facility was $205.0 and the effective interest rate, net of the interest rate hedge, was 9.98%.

Covenant Compliance

The First Lien Term Facility and ABL Revolving Credit Facility (collectively, “Credit Facilities”) contain various restrictions, covenants and collateral requirements. As of July 3, 2021, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash

Following is a summary of our cash flows from operating, investing, and financing activities:

	Six months ended		Increase (Decrease)	Percentage Change
	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$123.4	$72.8	$50.6	69.5%
Net cash used in investing activities	$(9.7)	$(9.5)	(0.2)	2.1%
Net cash provided by financing activities	$24.9	$50.5	(25.6)	(50.7)%
Effect of exchange rate changes on cash and cash equivalents	$(0.1)	$0.1	(0.2)	(200.0)%
Change in cash and cash equivalents	$138.5	$113.9	$24.6	21.6%
Net cash provided by operating activities

Net cash provided by operating activities increased to $123.4 for the six months ended July 3, 2021 from $72.8 for the six months ended June 27, 2020, an increase of $50.6, or 69.5% which primarily reflects an increase in net income of $81.4l and an increase in non-cash adjustments of $22.0, partially offset by a cash usage of $52.8 from an increase in net working capital driven by higher sales and higher account receivables as well as higher inventory to support demand growth coupled with inflationary impact to raw materials.

Net cash used in investing activities

Net cash used in investing activities was $9.7 for the six months ended July 3, 2021 compared to $9.5 for the six months ended June 27, 2020. Capital expenditures in property, plant and equipment remained flat year over year at $9.9.

Net cash provided by financing activities

Net cash provided by financing activities decreased to $24.9 for the six months ended July 3, 2021 from $50.5 for the six months ended June 27, 2020, a decrease of $25.6. This decrease is primarily due to a reduction of $56.0 in the usage of the ABL Revolving Credit Facility, compared to the six months ended June 27, 2020. During the six months ended July 3, 2021, we repaid $364.6 of our indebtedness, using the net proceeds of $356.6 from the IPO and cash on hand.

Off-Balance Sheet Arrangements

We had $4.2 and zero of outstanding letters of credit on our ABL Revolving Credit Facility as of July 3, 2021 and December 31, 2020, respectively.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our IPO Prospectus and remain unchanged through the first six months of 2021.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized. We consider several factors in evaluating the realizability of our deferred tax assets, including the nature, frequency and severity of recent losses, the remaining years available for carryforwards, changes in tax laws, the future profitability of the operations in the jurisdiction, and tax planning strategies.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We may also grant performance-based stock options. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the fair value of option awards.

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

Inventory Valuation

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in our unaudited condensed consolidated statements of operations and comprehensive income in the period in which it occurs. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin, and current business trends. The estimates have calculations that require us to make assumptions based on the current rate of sales, age, salability of inventory, and profitability of inventory, all of which may be affected by changes in merchandising mix and consumer preferences. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. We review and update these reserves on a quarterly basis.

Due to the uncertainty and potential volatility of the factors used in establishing estimates, changes in assumptions could materially affect our financial condition and results of operations.

Recently Issued Accounting Standards

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

See Note 2. Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional information.

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

There have been no material changes in the foreign currency exchange risk or interest rate risk during the six months ended July 3, 2021 from what we reported in the IPO Prospectus.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at July 3, 2021, due to the material weaknesses in internal control over financial reporting as described in our IPO Prospectus.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended July 3, 2021 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

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

See Footnote 12. Commitments and Contingencies to these unaudited condensed consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled "Risk Factors" in the IPO Prospectus, as filed with the SEC on March 12, 2021. There have been no material changes to our risk factors as previously disclosed in the IPO Prospectus.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of August 2, 2021.

HAYWARD HOLDINGS, INC.

By:	/s/
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer