Form 10-Q
period 2021-10-02
Hayward Holdings, Inc.
filed 2021-10-27
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021

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
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 232,077,812 shares of common stock as of October 25, 2021.

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
• our ability to maintain favorable relationships with suppliers and manage disruptions to our global supply chain and the availability of raw materials;
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
• impacts on our business from the COVID-19 pandemic; and
• other factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our IPO Prospectus
(as defined herein).

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	October 2, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$295,077	$114,864
Accounts receivable, net of allowances of $1,943 and $1,359, respectively	147,282	140,216
Inventories, net	208,993	145,330
Prepaid expenses	14,157	10,266
Other current assets	24,242	13,738
Total current assets	689,751	424,414
Property, plant, and equipment, net of accumulated depreciation of $62,205 and $51,900, respectively	143,403	142,318
Goodwill	917,914	920,325
Trademark	736,000	736,000
Customer relationships, net	249,106	271,462
Other intangibles, net	98,185	106,687
Other non-current assets	11,585	5,944
Total assets	$2,845,944	$2,607,150

Liabilities, Redeemable Stock, and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$11,992	$2,768
Accounts payable	78,569	69,632
Accrued expenses and other liabilities	188,516	141,819
Income taxes payable	—	4,435
Total current liabilities	279,077	218,654
Long-term debt, net	976,118	1,300,256
Deferred tax liabilities, net	275,228	273,628
Other non-current liabilities	13,223	10,851
Total liabilities	1,543,646	1,803,389
Redeemable stock
Class A stock $0.001 par value, no shares authorized, issued, or outstanding at October 2, 2021; 1,500,000 shares authorized, 872,598 issued and 869,823 outstanding at December 31, 2020	—	594,500
Class C stock $0.001 par value, no shares authorized, issued, or outstanding at October 2, 2021; 100 shares authorized, issued, and outstanding at December 31, 2020	—	—
Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 issued and outstanding at October 2, 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 231,967,140 issued and 231,967,140 outstanding at October 2, 2021; 3,846,960 issued and 2,772,900 outstanding at December 31, 2020	231	3
Additional paid-in capital	1,055,886	10,297
Common stock in treasury; 5,175,765 and 4,340,310 at October 2, 2021 and December 31, 2020, respectively	(14,216)	(3,686)
Retained earnings	257,155	202,997
Accumulated other comprehensive income (loss)	3,242	(350)
Total stockholders' equity	1,302,298	209,261
Total liabilities, redeemable stock, and stockholders' equity	$2,845,944	$2,607,150

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$350,624	$224,485	$1,049,409	$614,704
Cost of sales	188,170	118,331	559,033	335,128
Gross profit	162,454	106,154	490,376	279,576
Selling, general, and administrative expenses	68,807	49,446	207,129	136,854
Research, development, and engineering	6,370	5,097	16,187	13,895
Acquisition and restructuring related expense	783	6,825	2,452	17,575
Amortization of intangible assets	8,700	9,544	26,162	28,537
Operating income	77,794	35,242	238,446	82,715
Interest expense, net	11,050	17,046	42,297	54,169
Loss on debt extinguishment	—	—	9,418	—
Other non-operating (income) expense, net	2,087	(2,474)	4,655	(2,855)
Total other expense	13,137	14,572	56,370	51,314
Income from operations before income taxes	64,657	20,670	182,076	31,401
Provision for income taxes	14,336	5,472	42,072	7,898
Net income	$50,321	$15,198	$140,004	$23,503

Earnings per share
Basic	$0.22	$0.07	$0.24	$0.11
Diluted	$0.21	$0.07	$0.23	$0.11

Comprehensive income, net of tax
Net income	$50,321	$15,198	$140,004	$23,503
Foreign currency translation adjustments, net of tax expense (benefit) of $0 and $(756), and $763 and $(183), for the three-month and nine-month periods, respectively.	(5,312)	1,985	(1,312)	(873)
Change in fair value of derivatives, net of tax expense (benefit) of $395 and $569, and $1,620 and $(1,605), for the three-month and nine-month periods, respectively.	1,204	1,704	4,904	(4,817)
Comprehensive income	$46,213	$18,887	$143,596	$17,813

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands, except share and per share data)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	869,923	$594,500	2,772,900	$3	$10,297	$(3,686)	$202,997	$(350)	$209,261
Net income	—	—	—	—	—	—	36,867	—	36,867
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	680,041	—	(85,541)	—	594,706
Issuance of common stock			22,200,000	22	351,553	—	—	—	351,575
Issuance of stock	186	—		—	221	—	—	—	221
Cash distributions	—	—	—	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	10,634	—	—	—	10,634
Repurchase of stock	(186)	—	—	—	—	(214)	—	—	(214)
Comprehensive income (loss) items	—	—	—	—	—	—	—	3,650	3,650
Balance at April 3, 2021	—	$—	231,120,757	$231	$1,052,746	$(3,900)	$154,282	$3,300	$1,206,659
Net income	—	—	—	—	—	—	52,816	—	52,816
Finalization for IPO conversion	—	—	—	—	(397)	—	(264)	—	(661)
Stock-based compensation	—	—	—	—	1,900	—	—	—	1,900
Exercise of stock options	—	—	—	—	—	—	—	—	—
Repurchase of stock	—	—	(19,500)	—	—	(768)	—	—	(768)
Comprehensive income (loss) items	—	—	—	—	—	—	—	4,050	4,050
Balance at July 3, 2021	—	$—	231,101,257	$231	$1,054,249	$(4,668)	$206,834	$7,350	$1,263,996
Net income	—	—	—	—	—	—	50,321	—	50,321
Stock-based compensation	—	—	—	—	774	—	—	—	774
Issuance of Common Stock for compensation plans	—	—	1,323,564	—	863	—	—	—	863
Repurchase of stock	—	—	(457,681)	—	—	(9,548)	—	—	(9,548)
Comprehensive income (loss) items	—	—	—	—	—	—	—	(4,108)	(4,108)
Balance at October 2, 2021	—	$—	231,967,140	$231	$1,055,886	$(14,216)	$257,155	$3,242	$1,302,298

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands, except share and per share data)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	872,397	$869,500	3,114,150	$3	$7,995	$(1,188)	$159,900	$(2,650)	$164,057
Net (loss)	—	—	—	—	—	—	(10,398)	—	(10,398)
Cash distributions	—	—	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	—	654	—	—	—	654
Exercise of stock options	(423)	—	—	—	58	—	—	—	58
Repurchase of stock	—	—	—	—	—	(1,996)	—	—	(1,996)
Comprehensive income (loss) items	—	—	—	—	—	—	—	(18,143)	(18,143)
Balance at March 28, 2020	871,974	$869,500	3,114,150	$3	$8,748	$(3,184)	$149,451	$(20,793)	$134,222
Net income	—	—	—	—	—	—	18,703	—	18,703
Cash distributions	—	—	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	—	653	—	—	—	653
Exercise of stock options	—	—	—	—	5	—	—	—	5
Repurchase of stock	—	—	—	—	—	(65)	—	—	(65)
Comprehensive income (loss) items	—	—	—	—	—	—	—	8,821	8,821
Balance at June 27, 2020	871,974	$869,500	3,114,150	$3	$9,406	$(3,249)	$168,103	$(11,972)	$162,288
Net income	—	—	—	—	—	—	15,198	—	15,198
Cash distributions	—	—	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	—	654	—	—	—	654
Exercise of stock options	—	—	654,843	—	243	—	—	—	243
Repurchase of stock	(2,051)	—	(1,044,810)	—	—	(437)	—	—	(437)
Comprehensive income (loss) items	—	—	—	—	—	—	—	3,689	3,689
Balance at September 26, 2020	869,923	$869,500	2,724,183	$3	$10,303	$(3,686)	$183,250	$(8,283)	$181,584

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share data)

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities
Net income	$140,004	$23,503
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,096	14,491
Amortization of intangible assets	30,903	32,822
Amortization of deferred debt issuance fees	2,771	3,970
Stock-based compensation	13,308	1,962
Deferred income taxes	(3,014)	(8,214)
Allowance for bad debts	584	(115)
Loss on debt extinguishment	9,418	—
Loss on disposal of properties	3,743	2,018
Changes in operating assets and liabilities
Accounts receivable	(9,115)	103,766
Inventories	(66,027)	5,151
Other current and non-current assets	(10,699)	(7,175)
Accounts payable, accrued expenses and other liabilities, current and non-current	73,191	54,256
Net cash provided by operating activities	199,163	226,435

Cash flows from investing activities
Purchases of property, plant, and equipment	(19,098)	(13,690)
Purchases of intangibles	(818)	(1,091)
Proceeds from sale of property, plant, and equipment	25	527
Proceeds from settlements of investment currency hedge	719	1,483
Net cash used in investing activities	(19,172)	(12,771)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	377,400	—
Costs associated with Initial Public Offering	(26,124)	—
Purchase of common stock for treasury	(10,530)	(2,497)
Cash paid for taxes from share withholdings	(10,174)	—
Proceeds from the issuance of long-term debt	51,659	—
Debt issuance costs	(12,422)	—
Payments of long-term debt	(367,144)	(3,500)
Dividends paid	(41)	(153)
Other	563	8
Net cash provided by (used in) financing activities	3,187	(6,142)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,505)	1,137
Change in cash and cash equivalents and restricted cash	181,673	208,659
Cash and cash equivalents and restricted cash, beginning of period	115,294	47,246
Cash and cash equivalents and restricted cash, end of period	$296,967	$255,905

Supplemental disclosures of cash flow information
Cash paid - income taxes	$53,686	$45,546
Cash paid - interest	39,242	6,341
Equipment financed under capital leases	—	2,045

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization

Hayward Holdings, Inc. (“Holdings” or the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has six primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.

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

These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's final prospectus for the IPO filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, filed with the SEC on March 15, 2021 (the "IPO Prospectus"). The results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the current year, the Company has changed its presentation from millions to thousands and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

Cash and Cash Equivalents

The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows (in thousands):

	October 2, 2021	December 31, 2020
Cash and cash equivalents	$295,077	$114,864
Restricted cash (a)	1,890	430
Total	$296,967	$115,294
(a) included in Other current assets

Recent Accounting Pronouncements Not Yet Adopted

Accounting for Leases

Accounting Standards Update (the "ASU") 2016-02, Leases, was issued by the Financial Accounting Standards Board (the "FASB") in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use ("ROU") assets and lease obligations for those leases currently classified as operating leases. The standard will be effective for the Company on December 31, 2021 if the Company ceases to be an Emerging Growth Company ("EGC") as of December 31, 2021, and the Company would adopt the standard, including presenting ROU assets and liabilities, as of January 1, 2021 in its Annual Report on Form 10-K for fiscal year 2021. In the third quarter of 2021, the Company began the implementation process and selected the modified transition approach method as well as the package of practical expedients.

In addition to the recognition of the ROU assets and lease obligations, the Company anticipates changes in systems, processes, and controls via the use of a software solution for leases. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged.

New Credit Loss Standard

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by the FASB in June 2016. The standard will be effective for the Company on December 31, 2021 if the Company ceases to be an EGC as of December 31, 2021, and the Company would adopt the standard as of January 1, 2021 in its Annual Report on Form 10-K for fiscal year 2021.

While the requirements of the new guidance represent a change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. The Company plans to focus on gathering data, developing procedures and testing before adoption. Focus areas include, but are not limited to (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on accounts receivable; (ii) establishing procedures to identify and review all leases receivable, (iii) developing, testing, and implementing controls for newly developed procedures, if any, as well as for additional annual reporting requirements. The Company is currently evaluating the impact of this new accounting standard on its unaudited condensed consolidated financial statements.

Simplifying the Accounting for Income Taxes

ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), was issued by FASB in December 2019. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard will be effective for the Company on December 31, 2021 if the Company ceases to be an EGC as of December 31, 2021, and the Company would adopt the standard as of January 1, 2021 in its Annual Report

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

on Form 10-K for fiscal year 2021. The adoption of this standard is not expected to have a material impact on the Company's financial statements or its systems, processes and controls associated with accounting for income taxes.

Reference Rate Reform

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, was issued by the FASB in March 2020. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

3. Revenue

The following table disaggregates net sales between product groups and geographic destinations, respectively (in thousands):

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Product groups
Residential pool	$330,898	$209,519	$990,977	$567,575
Commercial pool	7,360	4,762	23,297	16,872
Industrial flow control	12,366	10,204	35,135	30,257
Total	$350,624	$224,485	$1,049,409	$614,704

Geographic
United States	$261,223	$158,155	$748,726	$428,837
Canada	37,013	25,860	114,550	64,920
Europe	32,726	28,858	137,642	89,600
Rest of World	19,662	11,612	48,491	31,347
Total international revenue	$89,401	$66,330	$300,683	$185,867
Total	$350,624	$224,485	$1,049,409	$614,704

4. Inventories

Inventories, net, consist of the following (in thousands):

	October 2, 2021	December 31, 2020
Raw materials	$101,370	$67,867
Work in progress	18,886	13,539
Finished goods	88,737	63,924
Total	$208,993	$145,330

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	October 2, 2021	December 31, 2020
Selling, promotional, and advertising	$29,269	$25,377
Employee compensation and benefits	45,568	34,250
Warranty reserve	23,668	16,412
Inventory purchases	30,423	13,703
Insurance reserve	11,864	9,779
Deferred income	16,564	11,694
Payroll and other non-income taxes	7,043	3,759
Derivative liability	—	9,307
Other accrued liabilities	24,117	17,538
	$188,516	$141,819

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2020	$16,412
Accrual for warranties issued during the period	10,109
Payments	(4,644)
Balance at April 3, 2021	21,877
Accrual for warranties issued during the period	9,850
Payments	(7,030)
Balance at July 3, 2021	24,697
Accrual for warranties issued during the period	7,796
Payments	(8,825)
Balance at October 2, 2021	$23,668

Warranty expenses for the three and nine months ended October 2, 2021 were $7.8 million and $27.8 million, respectively, and $7.1 million and $19.1 million, respectively, for the three and nine months ended September 26, 2020.

6. Income Taxes

The Company's effective tax rate for the three months ended October 2, 2021 and three months ended September 26, 2020 were 22.2% and 26.5% respectively. The change in the Company’s effective tax rate was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, changes in the relative taxable income between tax jurisdictions, and several discrete items in 2021 relating to: (i) changes in state tax rates and tax return to provision adjustments, and (ii) a tax benefit due to the exercise of stock options.

The Company's effective tax rate for the nine months ended October 2, 2021 and nine months ended September 26, 2020 were 23.1% and 25.2%, respectively. The change in the Company’s effective tax rate was primarily due to a GILTI inclusion, additional tax benefits related to Foreign Derived Intangible Income, and several discrete items relating to: (i) changes in state tax rates and tax return to provision adjustments, (ii) a tax expense due to accelerated vesting of performance based grants due to the IPO, (iii) a tax benefit due to the release of the valuation allowance on the deferred tax assets of a France subsidiary, and (iv) a tax benefit due to the exercise of stock options.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at October 2, 2021 and $0.3 million at September 26, 2020.

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

7. Long-Term Debt, net

Long-term debt, net, consists of the following (in thousands):

	October 2, 2021	December 31, 2020
First Lien Term Facility, due May 28, 2028	$997,500	$957,985
Incremental First Lien Term Facility, due August 4, 2026	—	150,000
Second Lien Term Facility	—	205,000
ABL Revolving Credit Facility	—	—
Capital lease obligations	9,071	9,732
Subtotal	1,006,571	1,322,717
Less: Current portion of the long-term debt	(11,992)	(2,768)
Less: Unamortized debt issuance costs	(18,461)	(19,693)
Total	$976,118	$1,300,256

The Company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the nine months ended October 2, 2021 was $364.6 million. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 million was used to repay in full outstanding borrowings under the Company's Second Lien Term Facility, (ii) $131.1 million was used to repay outstanding borrowings under the Company's First Lien Term Facility and (iii) $20.5 million was used to repay borrowings under the Incremental First Lien Term Facility. The Company recorded a $5.8 million debt extinguishment loss related to the write-off of unamortized deferred financing costs as a result of the partial repayment.

On May 28, 2021, the Company amended its First Lien Credit Agreement (the “First Lien Term Facility”) to, among other things, increase the aggregate amount available to borrow by $51.0 million to $1.0 billion, reduce the interest rate, and extend the maturity date to May 28, 2028. In addition, the Company has the option to increase the Term Loan Facility subject to certain conditions, including the commitment of the participating lenders.

In the second quarter of 2021, due to the May 28, 2021 amendment to the First Lien Term Facility and a change in participating lenders, the Company recorded a $3.6 million debt extinguishment loss related to the write-off of unamortized deferred financing costs. During the nine months ended October 2, 2021, the Company recorded a total loss on debt extinguishment of $9.4 million.

The First Lien Term Facility now bears interest at a rate equal to a base rate or the London Interbank Offered Rate (LIBOR), plus, in either case, an applicable margin. In the case of LIBOR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage is less than 2.5x . The First Lien Term Loan will amortize quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. The effective interest rate over the life of the new $1.0 billion First Lien Term Facility to May 2028, net of the interest rate hedge, is estimated at 3.67% which compares to the interest rate in effect on April 3, 2021 of 4.90% for the then outstanding $820.0 million first lien term loan and 4.96% for the $128.4 million incremental first lien term loan.
On June 1, 2021, the Company amended its existing ABL Revolving Credit Facility (the “ABL Facility”) to increase the aggregate amount of the revolving loan commitments to $425.0 million, with a peak season commitment of $475.0 million,

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. The maturity of the facility has been extended to June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, which are unchanged following the amendment of the ABL Facility. In addition, we have the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.

The First Lien Term Facility and ABL Facility (collectively "Credit Facilities") contain various restrictions, covenants, and collateral requirements. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the first lien net leverage ratio is less than or equal to 2.5 x, to fifty percent if the first lien net leverage ratio is greater than 3.0 x. For the year ending December 31, 2020, the mandatory prepayment of excess cash was $0, accordingly, there was no prepayment due for the year ending December 31, 2020. All outstanding principal is due at maturity on May 28, 2028. As of October 2, 2021, we were in compliance with all covenants under the Credit Facilities.

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

As of December 31, 2020, the Company was a party to two interest rate swap agreements that effectively convert an initial notional amount of $550.0 million of its variable rate debt obligations to a fixed rate debt. The interest rate swap agreements expired on August 31, 2021 and there are no interest rate swap agreements outstanding at October 2, 2021.

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

In August 2017, the Company entered into a four-year euro-denominated cross currency swap agreement of €75.0 million to hedge the net investment in one of its foreign subsidiaries designated as a hedge with an original expiry date of August 31, 2021. Since both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the Company’s functional currency, all changes in fair value of the

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

derivative are reported in the cumulative translation adjustment accounts, net of tax within accumulated other comprehensive income (loss) in the Company's unaudited condensed consolidated balance sheets.

The amounts recorded in accumulated other comprehensive income (loss) will be reclassified to earnings only upon the sale or liquidation of the Company’s investment in one of its international subsidiaries or on maturity of the underlying agreements.

During the second quarter 2021, the Company terminated the aforementioned €75.0 million cross currency swap agreement. There was no sale or substantial liquidation of the Company's investments in the subsidiaries designated, therefore no amounts were reclassified from accumulated other comprehensive income (loss) to earnings upon termination of the hedge.

There were no outstanding net investment hedges as of October 2, 2021.

The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Accrued Expenses and Other Liabilities
	October 2, 2021		December 31, 2020
Interest rate swaps	$—	$1,693	$—	$6,480
Net investment hedge	$—	$—	$—	$2,800
Total	$—	$1,693	$—	$9,280

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the Company's unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Nine months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest rate swaps	$1,185	$1,704	$(1,696)	$(2,189)	Interest Expense
Net investment hedge	$—	$(2,649)	$—	$—	N/A
Total	$1,185	$(945)	$(1,696)	$(2,189)

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Three months ended		Three months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest rate swaps	$4,860	$(4,817)	$(6,598)	$(3,239)	Interest Expense
Net investment hedge	$1,268	$(1,660)	$—	$—	N/A
Total	$6,128	$(6,477)	$(6,598)	$(3,239)

9. Fair Value Measurements

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of October 2, 2021, the Company’s long-term debt instruments had a carrying value of $997.5 million (excluding capital leases) and a fair value of approximately $996.3 million. As of December 31, 2020, the Company’s long-term debt instruments had a carrying value of $1.31 billion and a fair value of approximately $1.30 billion. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input.

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

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three months ended October 2, 2021			Three months ended September 26, 2020
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Net sales	$298,236	$52,388	$350,624	$184,015	$40,470	$224,485
Gross profit	$141,655	$20,799	$162,454	$90,764	$15,390	$106,154
Segment income	$91,920	$10,582	$102,502	$49,080	$6,986	$56,066
Capital expenditures (1)	$7,762	$1,005	$8,767	$3,555	$185	$3,740
Depreciation (1)	$4,253	$175	$4,428	$4,534	$326	$4,860

	Nine months ended October 2, 2021			Nine months ended September 26, 2020
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Net sales	$863,276	$186,133	$1,049,409	$493,757	$120,947	$614,704
Gross profit	$416,753	$73,623	$490,376	$234,496	$45,080	$279,576
Segment income	$267,020	$37,828	$304,848	$117,243	$20,836	$138,079
Capital expenditures (1)	$17,362	$1,305	$18,667	$12,556	$680	$13,236
Depreciation (1)	$12,653	$843	$13,496	$12,797	$954	$13,751

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total segment income	$102,502	$56,066	$304,848	$138,079
Corporate expense, net	15,225	4,455	37,788	9,252
Acquisition and restructuring related expense	783	6,825	2,452	17,575
Amortization of intangible assets	8,700	9,544	26,162	28,537
Operating income	$77,794	$35,242	$238,446	$82,715
Interest expense, net	11,050	17,046	42,297	54,169
Loss on debt extinguishment	—	—	9,418	—
Other non-operating (income) expense, net	2,087	(2,474)	4,655	(2,855)
Total other expense	$13,137	$14,572	$56,370	$51,314
Income from operations before income taxes	$64,657	$20,670	$182,076	$31,401

11. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$50,321	$15,198	$140,004	$23,503
Deemed Dividend - Class A stock redemption(a)	—		(85,541)
Dividend paid to Class C stockholders	—	(51)	(41)	(153)
Net income attributable to Class A and common stock holders, basic	50,321	15,147	54,422	23,350
Net income attributable to Class A holders, basic	—	15,047	12,733	23,209
Net income attributable to common stockholders, basic	$50,321	$100	$41,689	$141
Net income attributable to Class A holders, diluted	—	14,986	$12,046	$23,066
Net income attributable to common stockholders, diluted	$50,321	$161	$42,376	$284

Weighted average number of common shares outstanding, basic	231,339,007	1,385,034	172,820,430	1,253,276
Effect of dilutive securities(b)	12,444,494	848,623	12,853,384	1,281,001
Weighted average number of common shares outstanding, diluted	243,783,501	2,233,657	185,673,814	2,534,277
Earnings per share attributable to common stockholders, basic	$0.22	$0.07	$0.24	$0.11
Earnings per share attributable to common shareholders, diluted	$0.21	$0.07	$0.23	$0.11
(a) For the nine months ended October 2, 2021, net income attributable to common stockholders, used as the numerator in our earnings per share computations, was reduced by a non-cash charge due to a beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO. Such non-cash charge was recorded as a deemed dividend during three months ended April 3, 2021. This is a one-time accounting reclassification within the unaudited condensed consolidated statements of changes in redeemable stock and stockholders' equity and does not have any current or future income statement or cash impact.
(b) Excludes 1.2 and 0.9 million of weighted average stock options outstanding for the three and nine months ended October 2, 2021, respectively, and 3.8 and 3.4 million of weighted average stock options outstanding for the three and nine months ended September 26, 2020, respectively, because their effect was antidilutive.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Commitments and Contingencies

Litigation

The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of October 2, 2021, appropriate reserves have been recorded for all litigation and contingencies, including the matters described below. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, in the opinion of management, it is remote that such litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

The Company has determined that a settlement with the plaintiffs thereof is probable and can be estimated and has reserved $3.5 million for such purposes.

Yuncos, Spain Fire

In June 2021, an accidental fire destroyed a portion of our manufacturing and administrative facilities in Yuncos, Spain. The Company has filed an insurance claim with its carrier and such claim is still under review. The Company has established alternative, temporary, facilities for administrative personnel affected by the fire. The disruption to our manufacturing operations was minimal. In the nine months ended October 2, 2021, approximately $5.4 million of expense was recorded representing the write-off of the net book value of the destroyed assets and inventory.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On March 16, 2021, the Company filed its Second Restated Certificate of Incorporation.

Preferred Stock

The Company’s Second Restated Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of preferred stock, $0.001 value per share, all of which is undesignated.

Common Stock

The Company’s Second Restated Certificate of Incorporation authorizes the Company to issue up to 750,000,000 shares of Common Stock, $0.001 value per share. Each share of Common Stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of Common Stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through October 2, 2021, no dividends had been declared or paid.

Dividends paid

For the three and nine months ended October 2, 2021, no dividend was declared nor paid to the Company's common stockholders.

For the three months ended September 26, 2020, there was no dividend declared nor paid to the Company's Class A stockholders whereas $50 thousand was paid to the Company's Class C stockholders, or $511.25 per share. For the nine months ended September 26, 2020, there was no dividend declared nor paid to the Company's Class A stockholders whereas $153 thousand was paid to the Company's Class C stockholders, or $1,533.75 per share.

14. Stock-based Compensation

Overview

During the three months ended October 2, 2021, the Company did not have any significant stock-based compensation activity beyond grants of equity for new key personnel, forfeitures due to attrition, and exercise of vested options. Total stock-based compensation expense recognized was $0.8 million and $13.5 million, respectively, for the three and nine months ended October 2, 2021 and $0.7 million and $2.0 million, respectively, for the three and nine months ended September 26, 2020.

The Company has established two equity incentive plans as described below.

2021 Equity Incentive Plan

In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of October 2, 2021 there were 12,307,548 shares available for future issuance under the 2021 Plan.

Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is three years from the date of grant.

During the nine months ended October 2, 2021, the Company granted 1,256,454 options and 176,184 restricted stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $6.45 and $17.68, respectively.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company determined the fair value of these granted stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for the majority of these stock options granted were as follows:

Risk-free interest rate	1.08%
Expected life in years	6
Expected dividend yield	—%
Expected volatility	37.00%

During the three and nine months ended October 2, 2021, the Company recognized $1.0 million and $2.2 million of compensation expense for the awards issued under the 2021 Plan. As of October 2, 2021 there were 1,256,454 outstanding options and 173,498 outstanding restricted stock units under the 2021 Plan.

2017 Equity Incentive Plan

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the issuance of stock options, restricted stock and restricted stock awards to officers, directors and employees. The stock options granted under the 2017 Plan have a maximum term of up to ten years. Restricted stock, restricted stock awards, and stock options granted under the 2017 Plan are eligible to vest based on continued service, generally over five years ("time-based awards"), or upon an initial public offering and post-initial public offering stock price performance ("performance-based awards").

Due to the Company's IPO on March 12, 2021 and subsequent stock price performance, all performance and market vesting conditions for the performance-based awards were satisfied on March 26, 2021. All compensation expense for the performance-based awards was recognized upon the satisfaction of the performance and market vesting conditions. As a result, the Company recognized $9.7 million of compensation expense in the three-months ended April 3, 2021.

During the three and nine months ended October 2, 2021, the Company recognized $0.5 million and $1.6 million of compensation expense for the time-based awards issued under the 2017 Plan.

As of October 2, 2021, there were 12,702,284 outstanding options and 122,889 outstanding restricted stock awards under the 2017 Plan.
No future awards will be made under the 2017 Plan. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Acquisition and Restructuring Related Expense

On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We are currently in process of moving our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte.

The Company currently employs approximately 90 corporate employees in Berkeley Heights. As part of the planned relocation, a number of corporate operational jobs will also move from Berkeley Heights to our production facility in Clemmons, North Carolina. The facility currently employs 1,010 people, which includes the addition of approximately 230 jobs over the past year. The corporate relocation does not impact any other Hayward location in the United States or internationally. Relocation began in the summer of 2021 and is expected to be largely complete by spring 2022. The estimated severance and retention costs pertaining to this relocation are approximately $5.3 million and will be recognized when earned. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.

In the three and nine months ended October 2, 2021 a total of $0.8 million and $2.5 million of restructuring expense was recognized primarily pertaining to the exit from our leased facility in Chandler, Arizona which had been previously announced as well as the ongoing relocation of our corporate functions to Charlotte, North Carolina.

(In thousands)		2021 Activity
	Liability as of December 31, 2020	Costs Recognized	Cash Payments	Liability as of October 2, 2021
One-time termination benefits	$—	$749	$(749)	$—
Facility-related	$—	$—	$—	$—
Other	$—	$1,703	$(1,131)	$572
Total	$—	$2,452	$(1,880)	$572

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

The Company recognizes severance charges on a straight-line basis over the notification period in accordance with ASC 420. Such charges include the facility closure described above and other one-time termination benefits.

(In thousands)		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Liability as of September 26, 2020
One-time termination benefits	$6,278	$3,170	$(5,158)	$4,290
Facility-related	$—	$10,570	$(10,570)	$—
Other	$—	$3,835	$(3,835)	$—
Total	$6,278	$17,575	$(19,563)	$4,290

Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations and comprehensive income, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company's unaudited condensed consolidated balance sheets.

16. Related Party Transactions

Prior to the IPO, on an annual basis, the Company incurred approximately $0.8 million for Sponsor Management fees and paid $0.2 million of Sponsor Dividends (Class C dividends) payable in cash quarterly. These arrangements were terminated upon the consummation of the IPO in the first quarter of fiscal 2021. A total of $41 thousand and $153 thousand in Class C dividends were paid to one Sponsor in lieu of management fees for the nine months ended October 2, 2021 and September 26, 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto appearing in the IPO Prospectus. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section "Risk Factors" in this Quarterly Report on Form 10-Q and in the IPO Prospectus, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

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

The Company has six primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France, and Australia. In the second quarter of fiscal 2021, we commenced the process of opening a new distribution center in North Carolina. Such efforts are still ongoing.

Corporate Headquarters Relocation

On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We are in process of moving our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte. Hayward currently employs approximately 90 corporate employees in Berkeley Heights.

As part of the relocation, a number of corporate operational jobs will also move from New Jersey to our production facility in Clemmons, North Carolina. The facility currently employs 1,010 people, which includes the addition of approximately 230 jobs over the past year.

The corporate relocation does not impact any other Hayward location in the United States or internationally. Relocation began in the summer of 2021 and will be largely complete by spring 2022.

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

NAM accounted for 85.1% and 81.7% of total net sales for the three months ended October 2, 2021 and September 26, 2020, respectively, and E&RW accounted for 14.9% and 18.3% of total net sales for the three months ended October 2, 2021 and September 26, 2020, respectively.

NAM accounted for 82.3% and 80.4% of total net sales for the nine months ended October 2, 2021 and September 26, 2020, respectively, and E&RW accounted for 17.7%, and 19.6%, of total net sales for nine months ended October 2, 2021 and September 26, 2020, respectively.

Factors Affecting the Comparability of our Results of Operations

Our results of operations for the three and nine months ended October 2, 2021 and the three and nine months ended September 26, 2020 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. This resulted in five more days in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020. Throughout this discussion we will refer to the three months ended October 2, 2021 and the three months ended September 26, 2020 as the "Third Quarter" and "Comparable Quarter", respectively. Additionally, the first and second quarters of fiscal 2021 will be referred to as the "First Quarter" and "Second Quarter" respectively and the comparable periods referred to as the "Comparable First Quarter" and "Comparable Second Quarter" respectively.

Materials and other cost increases

During the nine months ended October 2, 2021, we experienced an escalation in the cost of metals, resins, electronic sub-assemblies, containers and shipping, and import duty charges (motors, electronics, valves, and cleaner products) for some of our raw materials. We also experienced labor constraints and higher than normal turnover, especially in our North American facilities as we are striving to maximize production to meet increased demand. The availability of materials and labor along with longer transit time due to port congestion and lack of containers, has placed pressure on our supply chain. We have taken measures to secure labor and materials and protect our profitability, including strategic purchasing of raw materials and products, increasing factory wages, and passing cost inflation along to our customers.

In the First Quarter of Fiscal 2021, we announced global price increases up to 7%. E&RW realized most of this increase in the Third Quarter but in NAM, most of the increase has yet to be realized due to the backlog of orders placed prior to the price increase effective dates. During the Third quarter of Fiscal 2021, we announced an increase for the new seasonal year pricing for 2022 in the range of 5% to 7% across all regions. While we have taken actions to mitigate our supply chain pressures and cost increases, we expect inflationary pressure to continue and supply chain turmoil to remain in the fourth quarter of 2021, which could negatively affect our operations and our ability to timely meet customers demand. We will continue to monitor the market development, and take proactive actions as needed.

Impact of COVID-19

The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and “stay at home” mandates, travel restrictions, certain business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract pandemic economic impacts. We believe that the pandemic has only reinforced existing pool industry growth trends. Hayward is classified as an essential business and as such we have implemented the necessary steps to protect our manufacturing and distribution facilities to ensure we have continuity of production and supply to our customers.

During the nine months ended October 2, 2021, we have faced challenges from the COVID-19 pandemic such as restrictions and disruption of transportation, reduced availability of air transport, and increased border controls or closures, which have resulted in higher costs and delays in both obtaining raw materials and components and in shipping finished goods, as well as continued labor shortages and health and safety concerns associated with the spread of virus variants. We expect our business operations and financial results will continue to be affected by a number of evolving factors such as the rate of vaccinations, the impact of virus variants, the pandemic's impact on the demand of our products and services, our supply chain and manufacturing capacity expansion in the next 6 to 12 months.

Key Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, SG&A expenses, RD&E, operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, and adjusted segment income margin.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see "Non-GAAP Reconciliation."

Results of Operations

Consolidated

The following tables summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net sales. We derived the condensed consolidated statements of operations for the three and nine months ended October 2, 2021 and September 26, 2020 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations and a comparison of the change between the periods:

Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020

(In thousands)	Three months ended		Increase (Decrease)	Percentage Change
	October 2, 2021	September 26, 2020
Net sales	$350,624	$224,485	$126,139	56.2%
Cost of sales	188,170	118,331	69,839	59.0%
Gross profit	162,454	106,154	56,300	53.0%
Selling, general, and administrative expenses	68,807	49,446	19,361	39.2%
Research, development, and engineering	6,370	5,097	1,273	25.0%
Acquisition and restructuring related expense	783	6,825	(6,042)	(88.5)%
Amortization of intangible assets	8,700	9,544	(844)	(8.8)%
Operating income	77,794	35,242	42,552	120.7%
Interest expense, net	11,050	17,046	(5,996)	(35.2)%
Loss on debt extinguishment	—	—	—	—%
Other non operating (income) expense, net	2,087	(2,474)	4,561	184.4%
Total other expense	13,137	14,572	(1,435)	(9.8)%
Income from operations before income taxes	64,657	20,670	43,987	212.8%
Provision for income taxes	14,336	5,472	8,864	162.0%
Net income	$50,321	$15,198	$35,123	231.1%
Adjusted EBITDA (a)	$98,329	$60,994	$37,335	61.2%
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $350.6 million for the three months ended October 2, 2021 from $224.5 million for the three months ended September 26, 2020, an increase of $126.1 million or 56.2%. See the segment discussion below for further information.
Year-over-year net sales increases were driven by the following:

Three months ended
October 2, 2021
Volume	47.9%
Price, net of discounts and allowances	7.1%
Currency and other	1.2%
Total	56.2%

The increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction and our ability to increase production capacity utilization to keep up with demand despite global supply constraints, continued favorable foreign currency effects, and a net 7.1% price impact primarily from a price increase effective in October 2020, as well as the realization of a further off-cycle price increase in E&RW, and lower allowances and rebates as percentage of sales as they reach their upper contractual limit.

During the First Quarter of Fiscal Year 2021, we announced an off-cycle price increase of up to 7% globally. This price increase became effective on new orders within 30 to 60 days after the announcement, with realization limited to E&RW for the three months ended October 2, 2021, and minimal impact on NAM invoiced shipments for the three months ended October 2, 2021 given the backlog of orders prior to the effective date of this price increase.

Gross profit and Gross profit margin

Gross profit increased to $162.5 million for the three months ended October 2, 2021 from $106.2 million for the three months ended September 26, 2020, an increase of $56.3 million or 53.0%.

Gross profit margin decreased to 46.3% for the three months ended October 2, 2021 compared to 47.3% for the three months ended September 26, 2020, a reduction of 95 basis points primarily resulting from escalating cost increases in raw materials, logistics expenses as a result of global supply chain constraints, and higher tariffs, partially offset by the net 7.1% price increase discussed above, manufacturing leverage, and cost savings.

Selling, general, and administrative expenses

Increased to $68.8 million for the three months ended October 2, 2021 from $49.4 million for the three months ended September 26, 2020, an increase of $19.4 million or 39.2% primarily driven by $6.0 million increased expenses in warranty, distribution, and compensation and incentives as a result of higher volume, investments and expenses associated with becoming a public company, and a $3.5 million legal settlement reserve plus related legal fees.

As a percentage of net sales, SG&A decreased to 19.6% for the three months ended October 2, 2021 as compared to 22.0% for three months ended September 26, 2020, a decrease of 240 basis points driven by improved operating leverage.

Research, development, and engineering

Increased to $6.4 million for the three months ended October 2, 2021 from $5.1 million for the three months ended September 26, 2020. The $1.3 million increase was to support business growth and product development. As a percentage of net sales, RD&E was 1.8% for the three months ended October 2, 2021 compared to 2.3% for the three months ended September 26, 2020, a decrease of 45 basis points.

Acquisition and restructuring related expense

For the three months ended October 2, 2021 we incurred $0.8 million of restructuring expense as compared to an expense of $6.8 million for three months ended September 26, 2020. The expense in the Third Quarter was primarily related to the corporate relocation, as compared to the Comparable Quarter that was primarily related to the cessation of certain manufacturing and distribution operations on the United States west coast and the transition of such operations to manufacturing centers elsewhere in the United States and China.

See Note 15. Acquisition and Restructuring Related Expense

Amortization of intangible assets

Decreased to $8.7 million for the three months ended October 2, 2021 from $9.5 million for the three months ended September 26, 2020, a decrease of $0.8 million or 8.8%, due to the amortization pattern of certain intangibles based on the declining balance method.

Operating income

Increased to $77.8 million for the three months ended October 2, 2021 from $35.2 million for the three months ended September 26, 2020, an increase of $42.6 million or 120.7% due to the cumulative effect of the items described above.

Interest expense, net

Decreased to $11.1 million for the three months ended October 2, 2021 from $17.0 million for the three months ended September 26, 2020.

Interest expense for the three months ended October 2, 2021 consisted of $10.5 million of interest on the outstanding debt and $0.5 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of our interest rate hedge was 4.42% for the three months ended October 2, 2021.

Interest expense for the three months ended September 26, 2020 consisted of $15.7 million on the outstanding debt and $1.3 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedge, was 5.83% for the three months ended September 26, 2020.

Interest expense decreased by $6.0 million primarily due to debt repayment of $364.6 million in the first quarter of 2021 and lower interest rates as a result of the Second Quarter amendment to the Credit Facilities.

Provision for income taxes

We incurred income tax expense of $14.3 million for the three months ended October 2, 2021 compared to an income tax expense of $5.5 million for the three months ended September 26, 2020, an increase of $8.9 million or 162.0%. This was primarily due to increased income from operations.

The decrease in the Company’s effective tax rate from 26.5% for three months ended September 26, 2020 to 22.2% for the three months ended October 2, 2021 was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, additional tax benefits related to Foreign Derived Intangible Income, and changes in the relative income between tax jurisdictions.

Net income

As a result of the foregoing, net income increased to $50.3 million for the three months ended October 2, 2021 compared to net income of $15.2 million for the three months ended September 26, 2020, an increase of $35.1 million or 231.1%.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA increased to $98.3 million for the three months ended October 2, 2021 from $61.0 million for the three months ended September 26, 2020, an increase of $37.3 million or 61.2% driven primarily by higher net sales resulting in an increase in gross profit of $56.3 million, and operating leverage across the SG&A and RD&E expense base.

Adjusted EBITDA margin increased to 28.0% for the three months ended October 2, 2021 compared to 27.2% for the three months ended September 26, 2020, an increase of 87 basis points.

See the Non-GAAP reconciliation section for detailed explanations.

Nine months ended October 2, 2021 Compared to Nine months ended September 26, 2020

The following table summarizes our results of operations and a comparison of the changes between periods:

(In thousands)	Nine months ended		Increase (Decrease)	Percentage Change
	October 2, 2021	September 26, 2020
Net sales	$1,049,409	$614,704	$434,705	70.7%
Cost of sales	559,033	335,128	223,905	66.8%
Gross profit	490,376	279,576	210,800	75.4%
Selling, general, and administrative expenses	207,129	136,854	70,275	51.4%
Research, development, and engineering	16,187	13,895	2,292	16.5%
Acquisition and restructuring related expense	2,452	17,575	(15,123)	(86.0)%
Amortization of intangible assets	26,162	28,537	(2,375)	(8.3)%
Operating income	238,446	82,715	155,731	188.3%
Interest expense, net	42,297	54,169	(11,872)	(21.9)%
Loss on debt extinguishment	9,418	—	9,418	—%
Other (income) expense	4,655	(2,855)	7,510	263.0%
Total other expense	56,370	51,314	5,056	9.9%
Income from operations before income taxes	182,076	31,401	150,675	479.8%
Provision for income taxes	42,072	7,898	34,174	432.7%
Net income	$140,004	$23,503	$116,501	495.7%
Adjusted EBITDA (a)	$316,035	$157,745	$158,290	100.3%
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $1,049.4 million for the nine months ended October 2, 2021 from $614.7 million for the nine months ended September 26, 2020, an increase of $434.7 million or 70.7%.
Year-over-year net sales increases were driven by the following factors:

October 2, 2021
Volume	62.6%
Price, net of discounts and allowances	4.9%
Currency and other	3.2%
Total	70.7%

The increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction and partially attributable to five more days in the nine months ended October 2, 2021 compared to the prior year, favorable foreign currency effects, and a net 4.9% price impact.

Gross profit and Gross profit margin

Gross profit increased to $490.4 million for the nine months ended October 2, 2021 from $279.6 million for the nine months ended September 26, 2020, an increase of $211 million, or 75.4%.

Gross profit margin increased to 46.7% for the nine months ended October 2, 2021 compared to 45.5% for the nine months ended September 26, 2020, an increase of 125 basis points primarily resulting from the net price increase discussed above, manufacturing leverage, net cost savings, a favorable mix due to stronger growth of higher margin NAM sales partly offset by inflationary increases in raw materials, logistics expenses, and tariffs.

Selling, general, and administrative expenses

Increased to $207.1 million for the nine months ended October 2, 2021 from $136.9 million for the nine months ended September 26, 2020, an increase of $70.3 million or 51.4% primarily driven by approximately $30.0 million of volume-related expenses in warranty, distribution, compensation and incentives, and $16.4 million of stock-based compensation expense, as well as non-recurring one-time charges including a $5.4 million write-off related to a fire at our manufacturing and administrative facilities in Yuncos, Spain, $4.0 million legal settlement reserve and certain legal fees, $1.9 million in debt refinancing costs, and $1.0 million of IPO related expense, partially offset by $2.5 million of cost savings, achieved from austerity measures taken at the onset of the COVID-19 pandemic in 2020 which did not repeat in 2021.

As a percentage of net sales, SG&A decreased to 19.7% for the nine months ended October 2, 2021 as compared to 22.3% for nine months ended September 26, 2020, a decrease of 253 basis points driven by improved operating leverage.

Research, development, and engineering

Increased to $16.2 million for the nine months ended October 2, 2021 from $13.9 million for the nine months ended September 26, 2020, as a result of increased activities to support business growth and product development. As a percentage of net sales, RD&E was 1.5% for the nine months ended October 2, 2021 compared to 2.3% for the nine months ended September 26, 2020, a decrease of 72 basis points.

Acquisition and restructuring related expense

For the nine months ended October 2, 2021, we incurred $2.5 million of restructuring expense as compared to an expense of $17.6 million for the nine months ended September 26, 2020.

See Note 15. Acquisition and Restructuring Related Expense

Amortization of intangible assets

Decreased to $26.2 million for the nine months ended October 2, 2021 from $28.5 million for the nine months ended September 26, 2020, a decrease of $2.4 million or 8.3%, due to the amortization pattern of certain intangibles based on the declining balance method.

Operating income

Increased to $238.4 million for the nine months ended October 2, 2021 from $82.7 million for the nine months ended September 26, 2020, an increase of $155.7 million or 188.3% due to the cumulative effect of the items described above.

Interest expense, net

Decreased to $42.3 million for the nine months ended October 2, 2021 from $54.2 million for the nine months ended September 26, 2020.

Interest expense for the nine months ended October 2, 2021 consisted of $39.6 million of interest on the outstanding debt and $2.8 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of our interest rate hedges was 5.17% for the nine months ended October 2, 2021. Interest expense for the nine months ended September 26, 2020 consisted of $50.3 million interest on the outstanding debt and $4.0 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedges, was 5.87% for the nine months ended September 26, 2020. Interest expense decreased by $11.9 million, net of a $3.4 million increase in interest swap costs from prior year's period, primarily driven by the first quarter debt repayment of $364.6 million and lower interest rates as a result of the second quarter amendment to the Credit Facilities.

Loss on extinguishment of debt

The $9.4 million loss on extinguishment of debt for the nine months ended October 2, 2021 was incurred due to the May 28, 2021 amendment to the First Lien Term Facility and the $356.6 million debt repayment made, with funds from the IPO, on March 19, 2021. There was no loss on extinguishment of debt for the nine months ended September 26, 2020.

Provision for income taxes

The Company incurred income tax expense of $42.1 million for the nine months ended October 2, 2021 compared to $7.9 million for the nine months ended September 26, 2020, an increase of $34.2 million. This was primarily due to increased income from operations.

The decrease in the Company’s effective tax rate from 25.2% for the nine months ended September 26, 2020 to 23.1% for the nine months ended October 2, 2021 was primarily due to a Global Intangible Low Tax Income ("GILTI") inclusion, changes in the relative income between jurisdictions, and a discreet tax charge relating to nondeductible GAAP stock compensation expense in excess of annual IRS compensation expense limitations due to the accelerated vesting of performance based grants due to the IPO.

Net income

As a result of the foregoing, net income increased to $140.0 million for the nine months ended October 2, 2021 compared to $23.5 million for the nine months ended September 26, 2020, an increase of $116.5 million or 495.7%.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA increased to $316.0 million for the nine months ended October 2, 2021 from $157.7 million for the nine months ended September 26, 2020, an increase of $158.3 million or 100.3% driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $210.8 million, partially offset by an increase of $70.3 million in SG&A expense mostly related to volume increases and costs related to becoming a public company, as well as headwinds from non-recurring, one time charges and cost savings related to austerity measures during the same time period in last year.

Adjusted EBITDA margin increased to 30.1% for the nine months ended October 2, 2021 compared to 25.7% for the nine months ended September 26, 2020, an increase of 445 basis points.

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

(In thousands)	Three months ended October 2, 2021			Three months ended September 26, 2020
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$350,624	$298,236	$52,388	$224,485	$184,015	$40,470
Gross profit	$162,454	$141,655	$20,799	$106,154	$90,764	$15,390
Gross profit margin %	46.3%	47.5%	39.7%	47.3%	49.3%	38.0%
Segment income	$102,502	$91,920	$10,582	$56,066	$49,080	$6,986
Segment income margin %	29.2%	30.8%	20.2%	25.0%	26.7%	17.3%
Adjusted segment income (a)	$109,500	$98,320	$11,180	$64,419	$56,844	$7,575
Adjusted segment income margin % (a)	31.2%	33.0%	21.3%	28.7%	30.9%	18.7%
Expenses not allocated to segments
Corporate expense, net	$15,225			$4,455
Acquisition and restructuring related expense	$783			$6,825
Amortization of intangible assets	$8,700			$9,544
Operating income	$77,794			$35,242
(a) See “—Non-GAAP Reconciliation.”

(In thousands)	Nine months ended October 2, 2021			Nine months ended September 26, 2020
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$1,049,409	$863,276	$186,133	$614,704	$493,757	$120,947
Gross profit	$490,376	$416,753	$73,623	$279,576	$234,496	$45,080
Gross profit margin %	46.7%	48.3%	39.6%	45.5%	47.5%	37.3%
Segment income	$304,848	$267,020	$37,828	$138,079	$117,243	$20,836
Segment income margin %	29.0%	30.9%	20.3%	22.5%	23.7%	17.2%
Adjusted segment income (a)	$337,978	$293,283	$44,695	$161,818	$139,365	$22,453
Adjusted segment income margin % (a)	32.2%	34.0%	24.0%	26.3%	28.2%	18.6%
Expenses not allocated to segments
Corporate expense, net	$37,788			$9,252
Acquisition and restructuring related expense	$2,452			$17,575
Amortization of intangible assets	$26,162			$28,537
Operating income	$238,446			$82,715
(a) See “—Non-GAAP Reconciliation.”

North America ("NAM")

Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020

(In thousands)	Three months ended		Increase (Decrease)	Percentage / bps Change
	October 2, 2021	September 26, 2020
Net sales	$298,236	$184,015	$114,221	62.1%
Gross profit	$141,655	$90,764	$50,891	56.1%
Gross profit margin %	47.5%	49.3%	(1.8)%	(183)
Segment income	$91,920	$49,080	$42,840	87.3%
Segment income margin %	30.8%	26.7%	4.1%	415
Adjusted segment income (a)	$98,320	$56,844	$41,476	73.0%
Adjusted segment income margin % (a)	33.0%	30.9%	2.1%	208
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $298.2 million for the three months ended October 2, 2021 from $184.0 million for the three months ended September 26, 2020, an increase of $114.2 million or 62.1%.

This was primarily the result of a 53.0% increase in volume mostly due to higher sales of residential pool equipment as demand for more efficient, environmentally friendly and automated pool products remains robust, and a net 8.0% positive price impact including price increases and lower rebates and allowances as percentage of sales as incentives reach their maximum, and 1.1% from the favorable impact of foreign currency translation.

Year-over-year net sales increases were driven by the following factors:

Three months ended
October 2, 2021
Volume	53.0%
Price, net of allowances and discounts	8.0%
Currency and other	1.1%
Total	62.1%

Gross profit and Gross profit margin

Gross profit increased to $141.7 million for the three months ended October 2, 2021 from $90.8 million for the three months ended September 26, 2020, an increase of $50.9 million or 56.1%.

Gross profit margin, decreased to 47.5% for the three months ended October 2, 2021 from 49.3% for the three months ended September 26, 2020, a reduction of 183 basis points, primarily driven by elevated inflation from raw materials and freight as supply chain gridlock became more pronounced and higher import duties, partially offset by the net price increase discussed above, improved manufacturing leverage, and cost savings.

Segment income and Segment income margin

Segment income increased to $91.9 million for the three months ended October 2, 2021 from $49.1 million for the three months ended September 26, 2020 an increase of $42.8 million, or 87.3%. This was primarily driven by an increase in sales and gross profit as discussed above partially offset by higher SG&A expenses of $6.8 million or 18.4% mainly from increased variable compensation expense and volume-related warranty, distribution and warehousing costs. For the three months ended October 2, 2021 a 598 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased to 30.8% for the three months ended October 2, 2021 from 26.7% for the three months ended September 26, 2020, an increase of 415 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $98.3 million for the three months ended October 2, 2021 from $56.8 million for the three months ended September 26, 2020, an increase of $41.5 million, or 73.0%. This was driven by the higher segment income as discussed above, further increased by the adjustment for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 33.0% for the three months ended October 2, 2021 from 30.9% for the three months ended September 26, 2020, an increase of 208 basis points. Refer to section "Non-GAAP Reconciliation" for a reconciliation of segment income to adjusted segment income.

Nine months ended October 2, 2021 Compared to Nine months ended September 26, 2020

(In thousands)	Nine months ended		Increase (Decrease)	Percentage / bps Change
	October 2, 2021	September 26, 2020
Net sales	$863,276	$493,757	$369,519	74.8%
Gross profit	$416,753	$234,496	$182,257	77.7%
Gross profit margin %	48.3%	47.5%	0.8%	78
Segment income	$267,020	$117,243	$149,777	127.7%
Segment income margin %	30.9%	23.7%	7.2%	719
Adjusted segment income (a)	$293,283	$139,365	$153,918	110.4%
Adjusted segment income margin % (a)	34.0%	28.2%	5.7%	575
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $863.3 million for the nine months ended October 2, 2021 from $493.8 million for the nine months ended September 26, 2020, an increase of $369.5 million or 74.8%.

This was primarily due to volume growth of 67.7% driven by continuing strong demand for pool products and five more days in the nine months ended October 2, 2021 as compared to the prior year, 1.8% from favorable foreign currencies effects, and 5.3% of net price increases.

Year-over-year net sales increases were driven by the following:

Nine months ended
October 2, 2021
Volume	67.7%
Price, net of allowances and discounts	5.3%
Currency and other	1.8%
Total	74.8%

Gross profit and Gross profit margin

Gross profit increased to $416.8 million for the nine months ended October 2, 2021 from $234.5 million for the nine months ended September 26, 2020, an increase of $182.3 million, or 77.7%.

Gross profit margin rose to 48.3% for the nine months ended October 2, 2021 from 47.5% for the nine months ended September 26, 2020, an increase of 78 basis points, primarily driven by the net price increase discussed above, manufacturing leverage, and cost savings, partially offset by the inflationary increases from raw materials and freight, and higher import duties.

Segment income and Segment income margin

Segment income increased to $267.0 million for the nine months ended October 2, 2021 from $117.2 million for the nine months ended September 26, 2020, an increase of $149.8 million or 127.7%. This was primarily driven by an increase in gross profit as discussed above partially offset by higher SG&A expenses of $30.3 million or 28.8% mainly from increased variable compensation expense and volume-related warranty, distribution and warehousing costs, and higher stock based compensation costs as a result of the IPO. For the nine months ended October 2, 2021 a 640 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased to 30.9% for the nine months ended October 2, 2021 from 23.7% for the nine months ended September 26, 2020, an increase of 719 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $293.3 million for the nine months ended October 2, 2021 from $139.4 million for the nine months ended September 26, 2020, an increase of $153.9 million or 110.4%. This was driven by the higher segment income as discussed above, further increased by the adjustment for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 34.0% for the nine months ended October 2, 2021 from 28.2% for the nine months ended September 26, 2020, an increase 575 basis points. Refer to section "Non-GAAP Reconciliation" for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World ("E&RW")

Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020

(In thousands)	Three months ended		Increase (Decrease)	Percentage / bps Change
	October 2, 2021	September 26, 2020
Net sales	$52,388	$40,470	$11,918	29.4%
Gross profit	$20,799	$15,390	$5,409	35.1%
Gross profit margin %	39.7%	38.0%	1.7%	167
Segment income	$10,582	$6,986	$3,596	51.5%
Segment income margin %	20.2%	17.3%	2.9%	294
Adjusted segment income (a)	$11,180	$7,575	$3,605	47.6%
Adjusted segment income margin % (a)	21.3%	18.7%	2.6%	262
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $52.4 million for the three months ended October 2, 2021 from $40.5 million for the three months ended September 26, 2020, an increase of $11.9 million or 29.4%.

This was primarily due to volume growth of 24.2% driven by continuing strong demand for pool products on top of a very strong quarter from the prior year Comparable Quarter when business recovered from local government mandates to "shelter in place" and accelerated to meet pent-up demand, 1.7% from favorable foreign currencies effects, and 3.5% of net price increases.

Year-over-year net sales increases were driven by the following:	Three months ended
October 2, 2021
Volume	24.2%
Price, net of allowances and discounts	3.5%
Currency and other	1.7%
Total	29.4%

Gross profit and Gross profit margin

Gross profit increased to $20.8 million for the three months ended October 2, 2021 from $15.4 million for the three months ended September 26, 2020, an increase of $5.4 million or 35.1%.

Gross profit margin increased to 39.7% for the three months ended October 2, 2021 from 38.0% for the three months ended September 26, 2020, an increase of 167 basis points, primarily driven by price increases, favorable product mix and volume leverage, partially offset by inflationary impact from supplies and shipping costs.

Segment income and Segment income margin

Segment income increased to $10.6 million for the three months ended October 2, 2021 from $7.0 million for the three months ended September 26, 2020, an increase of $3.6 million, or 51.5%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses of $1.7 million or 22.4% from increased variable compensation expense, volume-related distribution costs, warranty costs, and investments to support growth. For the three months ended October 2, 2021, operating leverage improved by 126 basis points.

Segment income margin increased by 294 basis points from 17.3% for the three months ended September 26, 2020 to 20.2% for the three months ended October 2, 2021, due to the aforementioned increase in net sales and gross profit year over year, and operating leverage.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $11.2 million for the three months ended October 2, 2021 from $7.6 million for the three months ended September 26, 2020, an increase of $3.6 million or 47.6%. This was primarily driven by the increased sales and operating leverage after excluding the non-cash and one-time costs.

Adjusted segment income margin increased to 21.3% for the three months ended October 2, 2021 from 18.7% for the three months ended September 26, 2020, an increase of 262 basis points. Refer to section "Non-GAAP Reconciliation" for a reconciliation of segment income to adjusted segment income.

Nine months ended October 2, 2021 Compared to Nine months ended September 26, 2020

(In thousands)	Nine months ended		Increase (Decrease)	Percentage / bps Change
	October 2, 2021	September 26, 2020
Net sales	$186,133	$120,947	$65,186	53.9%
Gross profit	$73,623	$45,080	$28,543	63.3%
Gross profit margin %	39.6%	37.3%	2.3%	228
Segment income	$37,828	$20,836	$16,992	81.6%
Segment income margin %	20.3%	17.2%	3.1%	310
Adjusted segment income (a)	$44,695	$22,453	$22,242	99.1%
Adjusted segment income margin % (a)	24.0%	18.6%	5.4%	545
(a) See “—Non-GAAP Reconciliation.”

Net sales

Increased to $186.1 million for the nine months ended October 2, 2021 from $120.9 million for the nine months ended September 26, 2020, an increase of $65.2 million or 53.9%. This was primarily due to volume growth of 41.9% driven by continuing strong demand for pool products and five more days in the nine months ended October 2, 2021 as compared to the prior year, 8.9% from favorable foreign currencies effects, and 3.1% of net price increases.

Year-over-year net sales increases were driven by the following:	Nine months ended
October 2, 2021
Volume	41.9%
Price, net of allowances and discounts	3.1%
Currency and other	8.9%
Total	53.9%

Gross profit and Gross profit margin

Gross profit increased to $73.6 million for the nine months ended October 2, 2021 from $45.1 million for the nine months ended September 26, 2020, an increase of $28.5 million, or 63.3%.

Gross profit margin increased to 39.6% for the nine months ended October 2, 2021 from 37.3% for the nine months ended September 26, 2020, an increase of 228 basis points, primarily driven by price increases, favorable product mix, quality improvement and volume leverage, partially offset by inflationary impact from shipping costs, supplies and raw materials.

Segment income and Segment income margin

Segment income increased to $37.8 million for the nine months ended October 2, 2021 from $20.8 million for the nine months ended September 26, 2020, an increase of $17.0 million or 81.6%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses of $11.4 million or 50.4% from increased variable compensation expense, and volume-related distribution and warranty costs, $5.4 million of impairment costs related to the fire incident at our Yuncos, Spain facility, and foreign currencies effects. For the nine months ended October 2, 2021, a 86 basis point operating leverage improvement was achieved in RD&E and SG&A costs.

Segment income margin increased by 310 basis points, to 20.3% for the nine months ended October 2, 2021 as compared to 17.2% for the same period year over year.

Adjusted segment income and Adjusted segment income margin

Adjusted segment income increased to $44.7 million for the nine months ended October 2, 2021 from $22.5 million for the nine months ended September 26, 2020, an increase of $22.2 million or 99.1%. This was primarily driven by the increased sales and operating leverage after removing the one-time costs.

Adjusted segment income margin increased to 24.0% for the nine months ended October 2, 2021 from 18.6% for the nine months ended September 26, 2020, an increase of 545 basis points. Refer to section "Non-GAAP Reconciliation" for a reconciliation of segment income to adjusted segment income.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin

Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three months ended October 2, 2021 and September 26, 2020:

(In thousands)	Three months ended		Increase (Decrease)	Percentage Change
	October 2, 2021	September 26, 2020
Net income	$50,321	$15,198	$35,123	231.1%
Depreciation	4,847	4,921	(74)	(1.5)%
Amortization	10,405	11,251	(846)	(7.5)%
Interest expense	11,050	17,046	(5,996)	(35.2)%
Income taxes	14,336	5,472	8,864	162.0%
EBITDA	$90,959	$53,888	$37,071	68.8%
Stock-based compensation (a)	484	654	(170)	(26.0)%
Sponsor management fees (b)	—	199	(199)	(100.0)%
Currency exchange items (c)	1,149	(2,171)	3,320	152.9%
Acquisition and restructuring related expense, net (d)	783	6,825	(6,042)	(88.5)%
Other (e)	4,954	1,599	3,355	209.9%
Total Adjustments	$7,370	$7,106	$264	3.7%
Adjusted EBITDA	$98,329	$60,994	$37,335	61.2%
Adjusted EBITDA margin	28.0%	27.2%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)
Represents fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of our IPO.

(c)	Represents non-cash mark-to-market losses (gains) on foreign currency contracts.
(d)
Adjustments in the three months ended October 2, 2021 include costs associated with the relocation of the corporate headquarters. Adjustments in the three months ended September 26, 2020 include $6.8 million of business restructuring costs mainly related to the manufacturing and distribution consolidation and expansion.

(e)
Adjustments in the three months ended October 2, 2021 include a $3.5 million legal settlement reserve related to the ongoing Pentair litigation, $0.4 million of certain legal fees, $0.4 million costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain, as well as $0.6 million operating loss related to an early stage product business acquired in 2018 that is being phased out. Adjustments in the three months ended September 26, 2020 includes $0.8 million of operating losses related to the same early stage product business, and $0.9 million COVID-19 related health and safety expenses.

Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the nine months ended October 2, 2021 and September 26, 2020:

(In thousands)	Nine months ended		Increase (Decrease)	Percentage Change
	October 2, 2021	September 26, 2020
Net income	$140,004	$23,503	$116,501	495.7%
Depreciation	14,096	14,491	(395)	(2.7)%
Amortization	30,903	32,822	(1,919)	(5.8)%
Interest expense	42,297	54,169	(11,872)	(21.9)%
Income taxes	42,072	7,898	34,174	432.7%
Loss on extinguishment of debt	9,418	—	9,418	—%
EBITDA	278,790	132,883	145,907	109.8%
Stock-based compensation (a)	16,383	1,962	14,421	735.0%
Sponsor management fees (b)	90	597	(507)	(84.9)%
Currency exchange items (c)	4,379	(2,778)	7,157	257.6%
Acquisition and restructuring related expense, net (d)	2,452	17,574	(15,122)	(86.0)%
Other (e)	13,941	7,507	6,434	85.7%
Total Adjustments	$37,245	$24,862	$12,383	49.8%
Adjusted EBITDA	$316,035	$157,745	$158,290	100.3%
Adjusted EBITDA margin	30.1%	25.7%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)
Represents fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of our IPO.

(c)	Represents non-cash mark-to-market losses (gains) on foreign currency contracts.
(d)
Adjustments in the nine months ended October 2, 2021 include $1.6 million of business restructuring related costs associated with the exit of a now redundant manufacturing and distribution facility and costs associated with the relocation of the corporate headquarters. Adjustments in the nine months ended September 26, 2020 include business restructuring costs related to a global manufacturing and distribution consolidation and expansion project.

(e)
Adjustments in the nine months ended October 2, 2021 includes $5.4 million of costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain, a $4.0 million legal reserve and fees, $1.0 million related to the IPO, $1.9 million related to debt refinancing, and $1.5 million of operating loss related to an early stage product business acquired in 2018 that is being phased out. Adjustments in the nine months ended September 26, 2020 includes $3.0 million of operating losses related to the same early stage product business, $2.3 million severance and retention costs plus $1.9 million COVID-19 related health and safety expenses.

Following is a reconciliation from segment income to adjusted segment income for the three and nine months ended months ended October 2, 2021 and September 26, 2020:

(In thousands)	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment income	$102,502	$56,066	$304,848	$138,079
Depreciation	4,428	4,860	13,496	13,751
Amortization	1,705	1,707	4,740	4,285
Stock-based compensation (a)	(92)	524	7,903	1,570
Currency exchange items	$—	128	—	651
Other (b)	$957	1,135	6,991	3,483
Total Adjustments	6,998	8,354	33,130	23,740
Adjusted segment income	$109,500	$64,420	$337,978	$161,819
Adjusted segment income margin	31.2%	28.7%	32.2%	26.3%

(a)	For the three months ended October 2, 2021, we recognized a benefit of $0.5 million related to mark-to-market accounting under the liability method for Stock Appreciation Rights in the North America segment.
(b)
The three months and nine months ended October 2, 2021 include $0.6 million and $1.5 million operating losses, respectively, which relate to the early stage product business acquired in 2018 that is being phased out in 2021 and other miscellaneous items we believe are not representative of our ongoing business operations, also includes $0.4 million and $5.4 million write-off related to the fire in Yuncos, Spain, respectively. The three months and nine months ended September 26, 2020 include $0.8 million and $3.0 million operating losses, respectively, which relate to an early stage product business acquired in 2018 that is being phased out, as well as professional fees, additional health and safety expenses related to COVID-19, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and nine months ended months ended October 2, 2021 and September 26, 2020 (in thousands):

NAM	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment income	$91,920	$49,080	$267,020	$117,243
Depreciation	4,253	4,534	12,653	12,797
Amortization	1,705	1,707	4,740	4,285
Stock-based compensation (a)	(126)	419	7,318	1,256
Other (b)	568	1,105	1,551	3,785
Total adjustments	6,400	7,765	26,262	22,123
Adjusted segment income	$98,320	$56,845	$293,282	$139,366
Adjusted segment income margin	33.0%	30.9%	34.0%	28.2%

(a)	For the three months ended October 2, 2021, we recognized a $0.5 million benefit related to mark-to-market accounting under the liability method for Stock Appreciation Rights.
(b)
The three months and nine months ended October 2, 2021 include $0.6 million and $1.5 million operating losses, respectively, which relate to the early stage product business acquired in 2018 that is being phased out in 2021 and other miscellaneous items we believe are not representative of our ongoing business operations. The three months and nine months ended September 26, 2020 include $0.8 million and $3.0 million operating losses, respectively, which relate to an early stage product business acquired in 2018 that is being phased out, as well as professional fees, $0.6 million and $1.6 million health and safety expenses, respectively, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and nine months ended months ended October 2, 2021 and September 26, 2020 (in thousands):

E&RW	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment income	$10,582	$6,985	$37,828	$20,836
Depreciation	175	326	843	954
Amortization	—	105	—	—
Stock-based compensation	34	128	585	314
Currency exchange items	$—	—	—	651
Other (a)	389	30	5,440	(302)
Total Adjustments	598	589	6,868	1,617
Adjusted segment income	$11,180	$7,575	$44,696	$22,453
Adjusted segment income margin	21.3%	18.7%	24.0%	18.6%

(a)	The three months and nine months ended October 2, 2021 include $0.4 million and $5.4 million write off related to a fire at our manufacturing and administrative facilities in Yuncos, Spain.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility ("ABL Facility").

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

Consistent with historical trends, we experienced seasonal cash usage during the first quarter and drew on our revolving credit facility to fund our operations as a large proportion of our Net Sales were made on extended credit terms to fulfill seasonal stocking orders referred to herein as the "early buy program". This cash usage was reversed in the second quarter as the seasonality of our businesses peaked and early buy program receivables were collected. The cash generated allowed us to pay down the revolving credit facility in full by the end of the second quarter. During the Third Quarter, we continued to generate strong cash provided by operating activities, which allowed us to make strategic inventory purchases to mitigate supply chain constraints without any borrowing under our revolving Credit Facility.

Unrestricted cash and cash equivalents totaled $295.1 million as of October 2, 2021, which is an increase of $180.2 million from $114.9 million at December 31, 2020.

We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and repaying debt, while continuing to fund business growth initiatives. We believe that net cash provided by operating activities and availability under the ABL Revolving Credit Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months. On June 1, 2021, we increased the ABL Facility from $250.0 million to $475.0 million to provide for future liquidity needs.

Credit Facilities

We amended the First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) in the second quarter of 2021. For further information on the terms of the Credit Facilities, please see Note 7, Long-Term Debt to the condensed consolidated financial statements.

Long-term debt consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
First Lien Term Facility, as amended, due May 28, 2028	$997,500	$957,985
Incremental First Lien Term Facility, due August 4, 2026	—	150,000
Second Lien Term Facility	—	205,000
ABL Revolving Credit Facility, as amended, term ending on June 1, 2026	—	—
Capital lease obligations	9,071	9,732
Subtotal	$1,006,571	$1,322,717
Less: Current portion of the long-term debt	(11,992)	(2,768)
Less: Unamortized debt issuance costs	(18,461)	(19,693)
Total	$976,118	$1,300,256

ABL Revolving Credit Facility

On June 1, 2021, the Company amended its existing ABL Revolving Credit Facility to increase the aggregate amount of the revolving loan commitments to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Revolving Credit Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Revolving Credit Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Revolving Credit Facility also includes a $50.0 million swingline loan facility. The maturity of the facility has been extended to June 1, 2026. The borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively, which are unchanged from the previous ABL Revolving Credit Facility. In addition, we have the option to increase the ABL Revolving Credit Facility, subject to certain conditions, including the commitment of the participating lenders.

For the three months ended October 2, 2021, the average borrowing base under the ABL Revolving Credit Facility was $120.7 million and the average loan balance outstanding was zero. As of October 2, 2021, the loan balance was zero with a borrowing availability of $106.5 million.

For the year ended December 31, 2020, the average borrowing base under the ABL Revolving Credit Facility was $149.5 million and the average loan balance outstanding was $51.7 million. As of December 31, 2020 the loan balance was zero with a borrowing availability of $87.0 million. During the year ended December 31, 2020, the effective interest rate was 4.74%.

First Lien Term Facilities

During the nine months ended October 2, 2021, the company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the nine months ended October 2, 2021 was $364.6 million. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 million was used to repay the outstanding borrowings under the Company’s Second Lien Term Facility in full, (ii) $131.1 million was used to repay borrowings under the Company’s First Lien Term Facility and (iii) $20.5 million was used to repay the borrowings under the Incremental First Lien Term Facility. The $8.0 million voluntary repayment on February 19, 2021 was applied to the First Lien Term Facility and the incremental First Lien Term Facility on a pro rata basis. The Company recorded $5.8 million of debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of the partial repayments of the First Lien Term Facility and Incremental First Lien Term Facility.

As of October 2, 2021 the balance outstanding under the First Lien Term Facility was $997.5 million and the effective interest rate, net of the interest rate hedge, was 4.09%. The Incremental First Lien Term Facility was paid off as part of the refinancing of our Credit Facilities.

As of December 31, 2020 the balance outstanding under the First Lien Term Facility was $958.0 million and the effective interest rate, net of the interest rate hedge, was 5.16%. The balance outstanding under the Incremental First Lien Term Facility was $150.0 million and the effective interest rate was 4.93%.

Second Lien Term Facility

During the nine months ended October 2, 2021, we made $364.6 million of voluntary term loan repayments of which $205.0 million was used to repay outstanding borrowings under the Company’s Second Lien Term Facility in full. As of December 31, 2020, the balance outstanding under the Second Lien Term Facility was $205.0 million and the effective interest rate, net of the interest rate hedge, was 9.98%.

Covenant Compliance

The First Lien Term Facility and ABL Revolving Credit Facility (collectively, “Credit Facilities”) contain various restrictions, covenants and collateral requirements. As of October 2, 2021, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash

Following is a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Nine months ended		Increase (Decrease)	Percentage Change
	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$199,163	$226,435	$(27,272)	(12.0)%
Net cash used in investing activities	$(19,172)	$(12,771)	(6,401)	(50.1)%
Net cash provided (used) by financing activities	$3,187	$(6,142)	9,329	151.9%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	$(1,505)	$1,137	(2,642)	(232.4)%
Change in cash and cash equivalents and restricted cash	$181,673	$208,659	$(26,986)	(12.9)%
Net cash provided by operating activities

Net cash provided by operating activities decreased to $199.2 million for the nine months ended October 2, 2021 from $226.4 million for the nine months ended September 26, 2020, a decrease of $27.3 million, or (12.0)%. The decrease was primarily driven by a $168.6 million increase in net working capital driven by strategic inventory purchases to support strong demand coupled with inflationary impact to raw materials and longer transit time as a result of supply chain bottlenecks, and higher accounts receivables resulting from growth in net sales and lower collections from early buy program during the Third Quarter of 2021 as compared to prior year due to the fiscal calendar difference. This impact on working capital was partially offset by an increase in net income of $116.5 million and an increase in non-cash adjustments of $24.9 million.

Net cash used in investing activities

Net cash used in investing activities was $19.2 million for the nine months ended October 2, 2021 compared to $12.8 million for the nine months ended September 26, 2020, an increase of $6.4 million, or (50.1)%. The increase was primarily driven by increased capital expenditures in property, plant and equipment of $5.4 million to support production capacity ramp up and a new distribution center in North Carolina.

Net cash provided (used) by financing activities

Net cash provided (used) by financing activities increased to $3.2 million for the nine months ended October 2, 2021 from $(6.1) million for the nine months ended September 26, 2020, an increase of $9.3 million, or 151.9%. This increase is primarily due to net proceeds of $351.3 million from the IPO and proceeds from new borrowings of $51.7 million, partially offset by the payment of long-term debt of $367.1 million.

Off-Balance Sheet Arrangements

We had $4.7 million and $4.4 million of outstanding letters of credit on our ABL Revolving Credit Facility as of October 2, 2021 and December 31, 2020, respectively.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our IPO Prospectus and remain unchanged through the first nine months of 2021.

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

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We may also grant performance-based stock options. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the grant-date fair value of option awards.

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

There have been no material changes in the foreign currency exchange risk or interest rate risk during the nine months ended October 2, 2021 from what we reported in the IPO Prospectus.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at October 2, 2021, due to the material weaknesses in internal control over financial reporting as described in our IPO Prospectus.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended October 2, 2021 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled "Risk Factors" in the IPO Prospectus, as filed with the SEC on March 12, 2021. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in the IPO Prospectus.

The COVID-19 pandemic and associated responses could adversely impact our business, operations, financial condition, results of operations or cash flows.

While we believe that the COVID-19 pandemic has only reinforced existing pool industry growth trends and has not had a significant impact to our cost structure, recent supply chain disruptions caused by the pandemic and associated responses to it have impacted our business, operations, financial condition, results of operations and cash flows.

Early in the pandemic, certain of our suppliers faced challenges and were not able to timely deliver the quantities of raw materials or components we required. This negatively affected our production capabilities in the second quarter of fiscal 2020. During the third quarter of fiscal 2020 we secured secondary sources of supply and were able to return production to full capabilities. Continued restrictions and disruption of transportation, including reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers. Beginning in the third quarter of fiscal 2021, these supply chain disruptions escalated, which has had an impact on our profitability. However, if the COVID-19 pandemic is prolonged or worsens, we could experience further supply chain disruptions or delays that could have a material impact on our business.

Our North American operations are and have been continuously open since the start of the COVID-19 pandemic as water sanitization has been designated as an essential business in almost all of our markets. As such we have implemented the necessary steps to protect our manufacturing and distribution facilities to ensure we have continuity of production and supply to our customers. While we did experience in the early months of the pandemic partial or full facility closure for cleaning and sanitization, all of our manufacturing and distribution facilities are currently operational. However, a future shutdown or reduction of our manufacturing or distribution facilities as a result of the pandemic could have a negative impact on our operations, inventory, results of operations or cash flows.

The COVID-19 pandemic caused a global economic slowdown. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreased capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products. In addition, a prolonged or worsened

COVID-19 pandemic could lead to the shutdown or material reduction of pool construction and repair, replacement and remodeling activity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have experienced higher demand in our pool business as pool owners sheltered-in-place and have spent more time at home as a result of the COVID-19 pandemic, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to production and capacity challenges.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. We may not be able respond to the impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results of operations. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.

Item 6. Exhibits	Description
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of October 27, 2021.

HAYWARD HOLDINGS, INC.

By:	/s/
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer