Form 10-K
period 2021-12-31
Hayward Holdings, Inc.
filed 2022-03-09
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40208
Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2060643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Connell Drive Suite 6100 Berkeley Heights, NJ	07922
(Address of Principal Executive Offices)	(Zip Code)
(908) 351-5400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 per share	HAYW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant as of July 2, 2021 was $1,273,787,187. As of March 7, 2022, there were 233,310,409 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-looking Statements
This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (the “SEC”). Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These forward-looking statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Annual Report on Form 10-K that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and actual results may differ materially from the expectations we describe in our forward-looking statements.
Examples of forward-looking statements include, among others, statements we make regarding: our financial position; business plans and objectives; general economic and industry trends; business prospects; future product development and acquisition strategies; growth and expansion opportunities; operating results; and working capital and liquidity. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of forward-looking statements taken from third-party industry and market reports.
Important factors that could affect our future results and could cause those results or other outcomes to differ materially from those indicated in our forward-looking statements include the following.
•our ability to execute on our growth strategies and expansion opportunities;
•our ability to maintain favorable relationships with suppliers and manage disruptions to our global supply chain and the availability of raw materials;
•our relationships with and the performance of distributors, builders, buying groups, retailers and servicers who sell our products to pool owners;
•competition from national and global companies, as well as lower-cost manufacturers;
•impacts on our business from the sensitivity of our business to seasonality and unfavorable economic and business conditions;
•our ability to identify emerging technological and other trends in our target end markets;
•our ability to develop, manufacture and effectively and profitably market and sell our new planned and future products;
•failure of markets to accept new product introductions and enhancements;
•the ability to successfully identify, finance, complete and integrate acquisitions;
•our ability to attract and retain senior management and other qualified personnel;
•regulatory changes and developments affecting our current and future products;
•volatility in currency exchange rates;

•our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;
•impacts on our business from political, regulatory, economic, trade, and other risks associated with operating foreign businesses;
•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•the impact of material cost and other inflation;
•the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits, impact trade agreements and tariffs, or address the impacts of climate change;
•the outcome of litigation and governmental proceedings;
•impacts on our business from the COVID-19 pandemic; and
•other factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed, estimated, expected, intended, planned or projected. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

Trademarks, Tradenames and Service Marks
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business and that appear in this Annual Report on Form 10-K. This Annual report on Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies which, to our knowledge, are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this prospectus may appear without the ® or ™ symbols, but the absence of such symbols does not indicate the registration status of the trademarks and is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks and trade names.
Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K. A summary of our risks includes, but is not limited to, the following:
•Our business depends on the performance of distributors, builders, buying groups, retailers and servicers.
•The demand for our swimming pool equipment products may be adversely affected by unfavorable economic and business conditions.
•We compete in markets with high levels of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
•Our future success depends on developing, manufacturing and attaining market adoption of new products.

•Past growth may not be indicative of future growth.
•Our results of operations and cash flows may fluctuate from quarter to quarter for many reasons, including seasonality and weather conditions.
•A loss of, or material cancellation, reduction or delay in purchases by, one or more of our largest customers could harm our business.
•We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.
•We are exposed to political, regulatory, economic, trade, and other risks that arise from our international business operations.
•Changes in U.S. or foreign government administrative policy, including changes to existing trade agreements, could have a material adverse effect on us.
•We may not be able to identify, finance and complete suitable acquisitions, and any completed acquisitions may be unsuccessful or consume significant resources.
•The COVID-19 pandemic and associated responses could adversely impact our business, operations, financial condition, results of operations or cash flows.
•Sales of counterfeit versions of our products, as well as unauthorized sales of our products, may adversely affect our reputation, business, financial condition, results of operations and cash flows.
•We may be negatively impacted by litigation and other claims, including intellectual property, product liability or warranty claims, and health and safety concerns, including product recalls.
•We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
•Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
•Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
•We may experience cost and other inflation.
•We depend on our ability to attract, develop, and retain highly qualified personnel, including key members of management.
•We may encounter difficulties in operating or implementing a new enterprise resource planning (“ERP”) system, which may adversely affect our operations and financial reporting.
•Disruptions in the financial markets could adversely affect us, our customers and our suppliers by increasing funding costs or reducing availability of credit.
•Our operating results will be harmed if we are unable to effectively manage and sustain growth or scale our operations.
•We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure, or those of our vendors or others with which we do business, could adversely affect our financial condition and results of operations.

•We depend on suppliers, including single-source suppliers and, in a few cases, sole-source suppliers, to consistently supply us with components for our products, and any failure to procure such components could have a material adverse effect on our business, product inventories, sales and profit margins.
•Product manufacturing disruptions, including as a result of catastrophic and other events beyond our control, could cause us to be unable to meet customer demands or increase our costs.
•The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
•If we do not manage product inventory in an effective and efficient manner, it could adversely affect profitability.
•The nature of our business subjects us to compliance with, and liabilities under, employment, environmental, health, transportation, safety, and other governmental regulations.
•Increased information technology security threats and computer crime pose a risk to our systems, networks and products, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
•Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
•Our employees, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
•Violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.K. Bribery Act, and other anti-corruption laws outside the United States could have a material adverse effect on us.
•Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
•Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
•If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
•If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and third parties could assert trademark infringement claims against us.
•We rely on access to intellectual property owned by third parties, so our rights to develop and commercialize certain products are subject to the terms and conditions of licenses granted to us by others.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

•Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•We may not be able to effectively enforce our intellectual property rights throughout the world.
•Recent changes in U.S. patent laws may limit our ability to obtain, defend, and/or enforce our patents.
•Our indebtedness could adversely affect our financial condition.

Part I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Hayward” and “Company” mean Hayward Holdings, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Hayward Holdings, Inc., par value $0.001 per share.
Overview
We are an industry-leading global designer, manufacturer and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, innovation-led growth opportunities and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things (“IoT”) and energy efficient models are a primary growth driver for our business as we estimate that aftermarket sales represented approximately 80% of net sales in the year ended December 31, 2021 (“Fiscal Year 2021”). We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
Hayward Holdings, Inc. was incorporated in Delaware in June 2017 in connection with the acquisition by CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners”) and Alberta Investment Management Corporation (“AIMCo” and, together with CCMP and MSD Partners, the “Sponsors”), as well as members of management and our board of directors, of our underlying business, which was founded in 1925. We completed our initial public offering of common stock in March 2021.
We maintain an Internet website at global.hayward.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, our proxy statements for meetings of our stockholders and other filings with the SEC, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance guidelines and the charters for each of our standing board committees (audit, nominating and corporate governance and compensation committees) are also available on our website, and copies of this information are available in print to any stockholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.
Segments
We operate in a global pool equipment market with an installed base that we estimate to be approximately 25 million pools globally. North America and Europe are the two largest pool markets, accounting for an estimated 68% of the total global installed base and 84% of total equipment sales.
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). We determined our operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 83% and 17% and 81% and 19% of total net sales for Fiscal Year 2021 and the fiscal year ended December 31, 2020 (“Fiscal Year 2020”), respectively. For financial information with respect to our business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12. “Segments and Related Information” of Notes to Consolidated Financial Statements in this Form 10-K. Item 7 contains information about sales and profits for each segment, and Note 12. “Segments and Related Information” contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.

North America

Our North American business segment consists of the United States and Canada. We have residential and commercial field based teams selling directly to specialized pool distributors, large retailers, major builders and specialized online resellers. U.S. trade customer shipments are fulfilled from either our East Coast or West Coast distribution centers depending on the customer’s location. Canadian trade customers are served through our distribution center in Oakville, Ontario.
Europe and Rest of World
Our Europe and Rest of World business segment consists of all countries outside of the United States and Canada. Europe and Australia make up a sizeable portion of this business segment. Europe and Australia have similar sales structures to the United States. Customer shipments in Europe are fulfilled through our France or Spain distribution centers and Australia has its own smaller regional distribution hubs. The other 20+ countries in this segment are predominantly served through U.S.-based regional managers who in turn deal through established distribution in each of the markets. Products are consolidated into containers and shipped to global locations from the United States.
Products and Services
Since our founding in 1925, we have been delivering a growing portfolio of pool equipment that is differentiated by innovative features and high quality. Our broad portfolio of pool equipment and associated automation systems are connected through built-in IoT capabilities many of which form part of the SmartPad™ platform of advanced IoT enabled products. Our products perform various core and auxiliary functions to deliver the holistic pool experience for pool owners.
Full Spectrum of Pool Equipment
We offer a wide range of pool equipment, including single and high efficiency variable speed pumps, filters, robotic, suction and pressure cleaners, high efficiency gas heaters and heat pumps, LED illumination solutions, water features and landscape lighting, water sanitizers, salt chlorine generators, safety equipment and in-floor automated cleaning systems. Our products are connected through OmniLogic, our mobile application that allows our end users to conveniently manage their connected pool equipment.
Our more environmentally sustainable products provide increased value for pool owners through various advanced functions that help drive energy savings, minimize chemical usage and reduce water consumption. Given these advanced functions, we are able to charge a higher price on key products such as variable speed pumps, energy efficient heaters, efficient filters and LED lights. The addition of IoT based controls and alternative sanitizers, including salt chlorination systems and UV/Ozone systems, also increases the potential equipment spend on a pool pad while providing greater ease of use for pool owners and potential energy savings and chemical reduction. Pool owners are typically willing to pay higher prices upfront in order to enjoy functional product benefits and ultimate cost savings. Pool owners appreciate the more environmentally sustainable features and understand that they can expect a payback over several years. For example, the average payback period on a variable speed pump is approximately one to two years.
Our products cater to all types of pools including both in-ground and above ground pools. Our wide range of offerings can be found in entry, mid-range and premium pools. The average wholesale price per pool typically ranges from $1,800 for entry-level pools to well above $12,000 for premium pools, but equipment is only a fraction of the total pool cost. Approximately 50% of our net sales is derived from non-discretionary products that are essential to operating a residential or commercial pool.
Recent product development has targeted key pool industry trends such as energy efficiency, advanced sanitization, reduced chemical usage, water conservation and enhanced IoT-driven pool experiences.
Customers
We sell our products through a variety of channels to a diverse global trade customer base. The majority of our sales are through specialty distributors, who in turn sell to thousands of pool builders and servicers. The remaining sales are directly to large retailers, pool builders and buying groups. Our largest customer, Pool Corporation, represented approximately 36% of our net sales in Fiscal Year 2021, but no other customer represented more than 10% of our net sales in Fiscal Year 2021.

Raw Materials and Suppliers
We maintain longstanding relationships with approximately 900 suppliers. We mainly purchase assembled components such as motors, metal parts, cables and extrusions from our suppliers. We also purchase raw materials, such as resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which expose us to changes in commodity pricing and the availability of materials within the global supply chain. We seek to mitigate the effects of fluctuations in commodity prices through our agreements with our suppliers that typically provide for fixed pricing over a three- to 12-month period to manage raw material inflation. We have dedicated supply chain employees who manage global sourcing, strategic consolidation and supplier relationships. We typically perform an audit on any new suppliers, and periodically evaluate our existing supplier base to ensure maximum service and quality. Our supplier base is “sticky” as suppliers must invest to receive certain approvals, creating an economic incentive to maintaining a long and productive relationship.
We have had an average relationship of over 15 years across our top 30 suppliers. We have had a 40+ year relationship with our top vendor and 10+ year relationships with 9 out of our top 10 suppliers, with an average of 19 years of supply continuity. These top 10 suppliers represent approximately 35% of our total material purchases.
Sales Channels
The pool equipment market is served through several sales channels.
Distributors: The majority of our net sales comes from an authorized network of regional and national distributors who service the pool trade (i.e., builders, retailers and servicers). We have long-standing relationships with these trade customers and we have contractual agreements to support our continued net sales of our products through this channel. Distributors are responsible for ordering, stocking, training, delivering and taking on credit responsibility from their trade customers. Many distributors also sell our products to online retailers.
Builders, Retailers and Servicers (Direct Sales): We sell to several major builders and retailers. These customers are large in scale and are capable of managing their own demand planning and inventory. Builders and retailers who buy directly from us typically cross geographies beyond what many wholesalers can serve.
Buying Groups: We sell to several major buying groups, which are composed of members who are independent businesses. Buying groups receive competitive pricing and special incentives. Members can place orders with the group’s corporate headquarters or order from us directly. We ship directly to member locations.
According to management estimates, in Fiscal Year 2021 approximately 78% of residential pool equipment in the United States is sold through specialty distributors such as Pool Corporation, Heritage Pool Supply Group, and Baystate Pool Supplies. Another 12% was sold directly to retailers, and the remaining 10% was sold to builders. In Europe, the sales channel is more direct than in the United States as approximately 70% of sales are through distributors and 30% are through direct sales.
Across regions, the market is based on a “prescriber model.” The purchasing decisions of the end consumer (i.e., pool owners) are strongly influenced by pool builders and pool servicers.
Seasonality
Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program that offers a price discount and extended payment terms. Under the early-buy program in 2021, we ship products from October through March and receive payments for these shipments from February through July 2022.
Our aim is to keep our manufacturing plants running at a consistent level throughout the year. Consequently, we typically build inventory in the first and third quarters and inventory is typically sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early-buy extended terms and remains elevated through June due to higher sales in the second quarter. We typically utilize our asset-based lending facility in the first quarter to finance our operating expenses, and reduce our credit utilization in the second quarter as the seasonality of our business peaks and payments are received.

Weather can affect our sales, however we primarily serve the aftermarket, which is less affected than new pool construction equipment sales. Unseasonably cold weather or significant amounts of rainfall can suspend new pool construction and reduce the sale of pool equipment to new-pool builders.
For discussion regarding the effects seasonality had on our results of operations in Fiscal Year 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Regarding Our Existing Business.”
Competition
The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche original equipment manufacturers (“OEMs”) and lower cost manufacturers. Competition may also result from new entrants into the markets we serve, offering products that compete with us. Our competitors offer pool equipment of varied quality and across a wide range of retail price points.
We compete based on brand recognition with distributors, retailers, pool builders and pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. We believe our extensive inventory of products enables us to meet both residential and commercial needs, which creates a one-stop-shop for many of our trade partners. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise.
Some geographic markets we serve, particularly the four largest and higher pool density U.S. markets of California, Texas, Florida and Arizona, have a greater concentration of competition than other U.S. markets. The European pool equipment market is generally more fragmented.
Intellectual Property
Patents and trademarks are important to our business. As of December 31, 2021, we held approximately 199 issued U.S. patents and 202 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 125 U.S. trademark registrations and 720 foreign trademark registrations covering our marks, brands and products. As of December 31, 2021, we also held approximately 51 pending U.S. patent applications, 80 pending foreign patent applications, 13 pending U.S. trademark applications and 43 pending foreign trademark applications. We also license patents to certain technologies used in our products, such as our pool cleaner and lighting products.
We also have a brand enforcement program under which we monitor and pursue action against unauthorized online resales and infringements of our intellectual property, such as our trademark rights. When needed, we send cease and desist letters, which frequently result in the desired compliance without the need for litigation. From time to time, we initiate litigation on these matters as a means to enforce our rights.
We do not regard our business as being materially dependent upon any single patent or proprietary technology. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise.
Human Capital Resources
As of December 31, 2021, we had approximately 2,800 total full-time equivalent employees of whom approximately 14% are temporary or contract workers. Our total number of temporary and contract workers fluctuates due to business cycles during the year. We believe our ability to maintain a flexible, modular workforce enhances our manufacturing capabilities. Our employees are primarily located in the United States, with about 28% employed at our international locations in Canada, Spain, France, Australia and China. As of December 31, 2021, none of our employees were represented by a union. However, we do have relationships with works councils in Spain and France.

As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms. We build upon Hayward’s objectives by seeking to attract, retain, develop and reward behaviors to ensure our long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to ensure a robust process for all employees. We schedule performance discussions for all employees each year, and establish clearly defined goals and incentive programs to drive employee performance. In addition, we have implemented a coordinated approach in managing our overall compensation structure and regularly conduct full evaluations of our compensation and incentive programs to ensure we are competitive in these areas. We monitor our performance by measuring numerous elements relating to our human capital management efforts, including, but not limited to, employee turnover, time to fill open roles and general diversity statistics.
Information Systems
We believe that our website and information technology systems are equipped to support the operation of our business and use commercially reasonable efforts to maintain and protect our information technology systems.
Data Privacy and Security
We are subject to numerous U.S. federal, state, local and foreign laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include state data breach notification laws, California Consumer Privacy Act (the “CCPA”), the European Union General Data Protection Regulation (“GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, and Australia’s Privacy Act, amongst others. Additionally, our evolution into offering smart products that can connect to the IoT may subject us to other IoT-specific laws and regulations, including the California Internet of Things Security Law. Because of our marketing activities, we may also be subject to applicable marketing privacy laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) and the Telephone Consumer Protection Act of 1991 (the “TCPA”), among others.
These laws and regulations are increasing in number and complexity, and are subject to varying interpretations by regulators and the courts, resulting in higher risk of enforcement, fines, and other penalties.
We have taken steps to monitor and comply with changing requirements. For example, we maintain an updated website privacy policy that explains our online information collection and use practices and applicable rights of European Union and California residents under the GDPR and CCPA, respectively. We also take reasonable efforts to implement and maintain security controls to align with industry standards.
Environmental, Health and Safety Matters
Our operations are subject to various laws and governmental regulations concerning environmental, health and safety matters, including employee health and safety, in the United States and other countries. U.S. federal environmental, health and safety regulations that apply to operations at one or more of our United States facilities include, without limitation, regulations promulgated under the Resource Conservation and Recovery Act, the Environmental Planning and Community Right-To-Know Act, the National Pollutant Discharge Elimination System Act, the Spill Prevention, Control and Countermeasures requirements and the Comprehensive Environmental Response, Compensation and Liability Act. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee health and safety matters. In addition, we and certain of our affiliates store certain types of hazardous materials and chemicals at various locations and the storage of these items is strictly regulated by local fire codes. We also sell UV, Ozone, and Salt Chlorinator and related products that are regulated under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), which primarily relates to testing, use, reporting, sale, distribution, licensing and market verification of these products. Moreover, the U.S. Environmental Protection Agency (the “USEPA”), OSHA, and other federal and foreign, state and/or local agencies have the authority to promulgate laws and regulations in the future that may impact our operations going forward. In addition to the federal environmental laws identified above that apply to our operations, various states have been delegated certain authority under the aforementioned federal statutes (and others), and under state corollaries to the federal laws, to regulate environmental, health and safety matters at our U.S. facilities. Compliance with, or liabilities under, such laws and regulations in the future could prove to be costly and could affect various aspects of the business.
Environmental, Social, and Governance (ESG)
As a leading provider of environmentally friendly and energy efficient products, Hayward strives to promote sustainability throughout our business operations. We believe that a healthy environment is necessary for the well-being of our people and our businesses and is the foundation for a sustainable and strong economy. Championing our core environmental, social, and governance (ESG) values, we are committed to providing innovative and environmentally sustainable products, upholding responsible manufacturing practices, fostering a safe and inclusive workplace, and maintaining strong governance and compliance practices.
We take seriously our responsibility for environmental stewardship and believe as a global designer and manufacturer we play a constructive role in helping to address environmental challenges. In 2021, as a newly public company, we underwent our first materiality assessment to identify and understand the ESG topics that are most significant to our stakeholders, both old, and new. We partnered with a third party to engage both internal and external stakeholders and are working to formalize an approach to our most material ESG issues.
Hayward respects, values and celebrates the unique attributes, characteristics and perspectives that make each person who they are, and we believe that the success of our employees determines the success of our business. An inclusive and diverse workforce enables different perspectives to be shared and supports a collaborative and engaged company culture. In 2021, we launched a global diversity and inclusion platform and strategy focused on creating awareness and to enable our management accountability. For example, Hayward has created improved talent acquistion processes and strong metrics to monitor progress. We pride ourselves on our robust and comprehensive OSHA-aligned safety standards and go a step further to create an open feedback culture. To date, over 800 employees’ suggestions for improvements have been implemented and we conduct regular town hall meetings.
To enable good governance, we established Board oversight of ESG matters through our Nominating and Corporate Governance Committee. In 2021, we developed a Committee on Policy Review and Approvals, and have adopted and published several key ESG policies, including a management Environmental Policy, a Supplier Code of Conduct, and a Human Rights Policy. We are committed to transparency and communications to our stakeholders and published an ESG section on our Investor Relations website in the last year.
We maintain an ESG section of our website (https://investor.hayward.com/resources/ESG-Policies/default.aspx) to provide detailed information to interested groups.

Regulatory Matters
We are also subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, and fire codes, including regulation by the Federal Communications Commission, the Consumer Product Safety Commission, the National Fire Protection Agency, and the Federal Trade Commission. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. In addition, we are subject to regulation passed by the U.S. Department of Energy (the “DOE”) relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools. Compliance with such laws and regulations in the future could prove to be costly and could affect various aspects of the business.

ITEM 1A. RISK FACTORS

In addition to the risks stated elsewhere in this Annual Report on Form 10-K, set forth below are certain risk factors that we believe are material. If any of these risks occur, our business, financial condition, results of operations, cash flows and reputation could be harmed. You should also consider these risk factors when you read forward-looking statements elsewhere in this report.
Risks Related to Our Business
Our business depends on the performance of distributors, builders, buying groups, retailers and servicers.

We distribute our products through our customers who are distributors, builders, buying groups, retailers and servicers, many of whom sell products of competing manufacturers. We rely on our customers to stock, market and recommend our products to pool owners and our business depends on retaining good relationships with our customers. However, the financial condition of these resellers could weaken, they could stop distributing our products or reduce sales of our products and prefer others, or uncertainty regarding demand for some or all of our products could cause them to reduce their ordering and marketing of our products, and as a result our business, financial condition, results of operations and cash flows could be materially impacted.
We have invested and intend to continue to invest in programs designed to enhance sales to distributors, builders, buying groups, retailers and servicers, including through volume rebates with key distributors. However, these programs may not be successful in retaining or increasing product purchases by these customers.
The demand for our swimming pool equipment products may be adversely affected by unfavorable economic and business conditions.
We compete in various geographic regions and product markets around the world. Among these, the most significant are residential markets in the United States, Canada, Europe and Australia as well as commercial markets in the United States and Europe. We have experienced, and expect to continue to experience, fluctuations in sales and results of operations due to economic and business cycles. While our products (other than for initial pool construction and remodels) are generally non-discretionary and purchased on a recurring basis due to the need for ongoing operation of pools, consumer spending affects sales of our products for initial pool installation and, more broadly, to our customers, such as distributors, builders, buying groups, retailers and servicers, who sell our products to pool owners and who must account for anticipated changes in consumer demand when they purchase our products from us. Consumer spending is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence, and access to credit. In economic downturns, the demand for swimming pool equipment products and the growth rate of pool-eligible households and swimming pool construction may decline. A weak economy may also cause pool owners to defer replacement and refurbishment activity or upgrades to new pool equipment, including newer technologies, or to purchase less expensive brands, and historically our aftermarket product sales have comprised a majority of our net sales. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. In addition, we believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and related products. Unfavorable economic conditions or a downturn in the housing market can result in significant tightening of credit markets, which limits the ability of pool owners to access financing for new swimming pools and related supplies, and consequently, replacement, repair and operation of equipment, which could negatively impact our product sales.
Any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in markets with high levels of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche OEM’s and lower cost manufacturers. Competition may also result from new entrants into the markets we serve, offering products that compete with ours. Our competitors offer pool equipment of varied quality and across a wide range of retail price points. We compete based on brand recognition with pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order and consumer purchasing patterns, such as changes in the levels of inventory maintained by customers and the timing of customer and consumer purchases, and changes in customers’ and consumers’ preferences for our products, including the success of products offered by our competitors. Consumer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area. If we are unable to continue to differentiate our products or adapt to changes in consumer purchasing behavior or shifts in distribution channels, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future success depends on developing, manufacturing and attaining market adoption of new products. Even if we are able to attain significant market acceptance of our planned or future products, the commercial success of these products is not guaranteed.
Our future financial success will depend substantially on our ability to develop, manufacture and effectively and profitably market and sell our planned and future new products. Pool owners are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools and staying at the forefront of product innovation and consumer demand is important to our future success. We must continue to develop and bring to market innovative products, which requires hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property rights. We must also identify emerging technological and ESG trends in our target end markets as well as understand and react to potential regulatory changes. The failure to effectively launch competitive products, services, solutions, organization, workforce and sales strategies could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to achieve or maintain significant market acceptance, the commercial success of our planned or future products or services is dependent on a number of additional factors. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies as well as the continued quality, reliability and innovation of our products. Our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on the ability to maintain a commercially viable manufacturing process that is compliant with regulatory standards. Failure to manufacture, market and sell our planned or future products could have a material adverse effect on our business, financial condition, and results of operations.
In several geographic markets, such as Europe, many potential consumers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Our success in these markets depends on obtaining and maintaining relationships with channel partners who can effectively sell our products to pool owners in the applicable market. Accordingly, our future success depends upon a number of factors, including our ability to develop or acquire innovative, competitive products and bring them to market quickly and cost effectively as well as develop customer service, solutions, organization, workforce and sales strategies to fit localities throughout the world particularly in high growth emerging markets.
Past growth may not be indicative of future growth.
Historically, we have experienced substantial sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products and acquisitions that have increased our size, scope, and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In the future, we may not be able to:
•acquire new customers, retain existing customers or grow or maintain our share of the market;
•penetrate new markets;
•identify and develop new products that meet the demand of rapidly evolving pool owner expectations;
•generate sufficient cash flows to support expansion plans and general operating activities;
•obtain financing for our growth initiatives, including acquisitions;
•identify suitable acquisition candidates and successfully integrate acquired businesses;
•maintain favorable supplier and customer arrangements and relationships;
•maintain consumer satisfaction and retention; and

•identify and divest assets that do not meet our objectives.
If we are not able to continue to compete in our markets and grow our business, our business, financial condition, results of operations and cash flows could be adversely affected.
Our results of operations and cash flows may fluctuate from quarter to quarter for many reasons, including seasonality and weather conditions.
We experience seasonal demand with customers and pool owners and, as a result, we experience fluctuations in quarterly results. During the second quarter of a fiscal year, sales are typically higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program, which offers a price discount and extended payment terms. Under the 2021 early buy program, we ship products from October through March and receive payments for these shipments from February through July 2022. As a result, our accounts receivable balance increases from October to April before the early buy payment is received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received.
As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year. In addition, seasonal effects in our business may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts. Additionally, while the majority of our sales are driven by aftermarket repair, replacement and remodeling products, adverse weather conditions, such as cold or wet weather, may negatively affect demand for, and sales of, pool equipment as a result of diminished use and reduced construction speed.
A loss of, or material cancellation, reduction or delay in purchases by, one or more of our largest customers could harm our business.
A majority of our net sales is generated from sales to distributors, including our largest customer, Pool Corporation, who represented approximately 36% of our net sales in Fiscal Year 2021 and approximately 42% of our accounts receivable on December 31, 2021. While we do not have any other customers that accounted for 10% or more of our net sales in Fiscal Year 2021, we have other customers that are key to the success of our business. Our top five customers accounted for approximately 52% of our net sales in Fiscal Year 2021. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.
We distribute our products through distributors, large pool builders, buying groups, services and specialty online resellers. A substantial majority of our outstanding accounts receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of our accounts receivables are typically concentrated within a relatively small number of distributors, builders, buying groups, retailers and servicers. As of December 31, 2021, our largest customer represented approximately 42% of our accounts receivable. Furthermore, our exposure to credit and collectability risk on our accounts receivable is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit risk on our accounts receivable there can be no assurance such procedures will effectively limit our credit risk and avoid losses.
We are exposed to political, regulatory, economic, trade, and other risks that arise from our international business operations.

Sales outside of the United States for Fiscal Year 2021 accounted for approximately 28% of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the United States;
•the imposition of tariffs, duties, exchange controls or other trade restrictions;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring evolving standards and directives across our product lines, services, and global facilities;
•trade protection measures and import or export licensing requirements and restrictions;
•the possibility of terrorist action affecting us or our operations;
•the threat of nationalization and expropriation;
•difficulty in staffing and managing widespread operations in non-U.S. labor markets;
•limitations on repatriation of earnings or other regionally-imposed capital requirements;
•the difficulty of protecting intellectual property and other proprietary rights in non-U.S. countries; and
•changes in and required compliance with a variety of non-U.S. laws and regulations.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Changes in U.S. or foreign government administrative policy, including changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements, such as the U.S.-Mexico-Canada Agreement (“USMCA”), which recently replaced the North American Free Trade Agreement. The full impact of the USMCA on manufacturing operations in North America, as well as on economic conditions and markets generally, is currently unknown. Further, during the negotiations leading up to the USMCA, the political and trade relationship between the United States and Mexico was strained, and such relationship may deteriorate. If our ability, the ability of our partners or our contract manufacturer’s ability, to manufacture our products is interrupted as a result, or if our ability to import products or raw materials into the United States is impacted, our business, financial condition, results of operations or cash flows could be adversely affected.
In addition, tariffs and potential future increases in tariffs on manufactured goods imported from China could adversely affect our business. Since July 2018, the United States has imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. It is unclear as to whether or not the U.S. government will take further tariff action or grant relief to actions already put in place. Inability to reduce acquisition costs or pass through price increases could have an adverse effect on our results of operations and cash flows. Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other manufacturers with less exposure to the tariff and could also lead to adverse impacts on our results of operations and cash flows.
It remains unclear what the U.S. government or other foreign governments will or will not do with respect to tariffs, USMCA or other international trade agreements and policies. Other governmental action related to tariffs or international trade agreements, including USMCA, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could also have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to identify, finance and complete suitable acquisitions, and any completed acquisitions may be unsuccessful or consume significant resources.
Our business strategy includes acquiring businesses that complement our existing businesses. To date, we have experienced significant growth through acquisitions, completing multiple acquisitions over the past two decades, but we may not be able to successfully integrate an acquired business or technology or to effectively manage the company following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, results of operations or cash flows may be negatively affected. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Any acquisitions that we complete may not be successful. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;
•difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•inability to obtain required regulatory approvals;
•potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to anti-corruption laws such as the FCPA and privacy laws, including the GDPR; and
•dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.
It may be difficult for us to integrate acquired businesses, products or technology efficiently into our business operations. Any acquisitions or investments may not be successful and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Continued restrictions and disruption of transportation, including reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers. The supply chain disruptions have resulted in higher costs for raw materials and other associated manufacturing costs which has had an impact on our profitability. However, if the COVID-19 pandemic is prolonged or worsens, we could experience further supply chain disruptions or delays that could have a material impact on our business.
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
Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreased capital spending, declines in consumer confidence, widespread cost inflation or economic slowdowns or recessions, could cause a decrease in demand for our products. In addition, a prolonged or worsened COVID-19 pandemic could lead to the shutdown or material reduction of pool construction and repair, replacement and remodeling activity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have experienced higher demand in our pool business as pool owners sheltered-in-place and have spent more time at home as a result of the COVID-19 pandemic, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to production and capacity challenges.
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
Sales of counterfeit versions of our products, as well as unauthorized sales of our products, may adversely affect our reputation, business, financial condition, results of operations and cash flows.
Our products have and may continue to become subject to competition from counterfeit products, which are products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost and quality, and have the potential to damage the reputation for quality and effectiveness of the genuine product. Illegal sales of counterfeit products could have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, if illegal sales of counterfeits result in adverse product liability or negative customer experience, we may be associated with any negative publicity resulting from such incidents. Although we seek to monitor the existence of counterfeit products and initiate actions to remove them from sale, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our products. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our sales, brand reputation, business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims, including intellectual property, product liability or warranty claims, and health and safety concerns, including product recalls..
We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, health and safety matters, including claims based on alleged exposure to asbestos-containing product components. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In addition, we have agreed to provide indemnification in connection with prior acquisitions or dispositions for certain of these matters, and we cannot provide any assurance that material indemnification claims will not be brought against us in the future.
Product quality issues could negatively impact consumer confidence in our brands and our business. If our products do not meet applicable safety standards or pool owners’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

We have in the past and may in the future implement a voluntarily recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.
In addition, if our products are, or are alleged to be, defectively designed, manufactured or labeled, contain, or are alleged to contain, defective components or components containing hazardous materials, such as asbestos, or are misused, we may become subject to costly litigation initiated by pool owners. Product liability claims could harm our reputation, divert management’s attention from our core business, be expensive to defend, and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses, and reduce product sales. Product liability claims could cause us to incur significant legal fees and deductibles and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain acceptance of our products or to expand our business.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2021, our goodwill and intangible assets were $2,006.3 million and represented approximately 67% of our total assets. Declines in value could result in future goodwill and intangible asset impairment charges.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our international operating locations are generally the local currency. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For the Fiscal Year 2021, approximately 24% of our net sales were made by our international operating locations which use a functional currency other than the U.S. dollar. These sales were primarily transacted in Euros as well as Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. To hedge against this risk, we periodically enter into foreign currency derivative contracts to manage these risks.
We expect that the amount of our sales denominated in non-dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.”
Additionally, because our consolidated financial results are reported in U.S dollars, the translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings in our financial statements, which also affects the comparability of our results of operations and cash flows between financial periods. Further, currency fluctuations may negatively affect our debt service requirements, which are primarily in U.S. dollars.
Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, and changes in accounting standards and guidance related to tax matters may cause fluctuations in our effective tax rate. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.
We may experience cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. Recently, cost inflation stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. We strive for productivity improvements and seek to implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives designed to mitigate the impacts of this inflation and reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on our ability to attract, develop, and retain highly qualified personnel, including key members of management.
Our future success depends on the continued efforts of the members of our executive management team. If one or more of our executives or other key personnel are unable or unwilling to continue in their present positions, or if we are unable to attract and retain high-quality executives or key personnel in the future, our business may be adversely affected.
In addition, we consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. For example, during periods of unexpected demand for our products, we may need to hire additional personnel to maintain sufficient inventory levels. If we are unable to attract, hire and retain qualified personnel, our operating results could be adversely affected.
We may encounter difficulties in operating or implementing a new ERP system, which may adversely affect our operations and financial reporting.
Over the next two to three years, we intend to implement a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. The ERP system may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.
Disruptions in the financial markets could adversely affect us, our customers and our suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access credit markets for general corporate purposes, which may include refinancing or repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
Our operating results will be harmed if we are unable to effectively manage and sustain growth or scale our operations.
We may not be able to manage our future growth, if any, efficiently or profitably. Our sales and operating margins, or sales and margin growth, may be less than expected. If we are unable to scale our operations efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety, and regulatory compliance. If growth significantly decreases, it will negatively impact our cash flows, and it may be necessary to refinance our existing indebtedness or obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, we may not be able to obtain additional financing on acceptable terms, if at all.
We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure, or those of our vendors or others with which we do business, could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.
Information technology supports several aspects of our business, including, among others, supply sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management. In addition, we expect our reliance on information technology systems to increase as we continue to develop IoT-enabled products, such as our Omni mobile app. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption and breakdown by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches, and other catastrophic events. Exposure to various types of cyberattacks such as malware, computer viruses, worms, or other malicious acts, as well as human error or malfeasance, could also potentially disrupt our operations or result in a significant interruption in the delivery of our products. Such information technology security threats are increasing in frequency and sophistication and pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain.
Advances in computer and software capabilities, encryption technology, and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and consumer service and could require major repairs, replacements or remodelings, resulting in significant costs and foregone sales.
Cybersecurity threats, which include computer viruses, spyware, ransomware and malware, attempts to access information, denial of service attacks, and other electronic security breaches, are persistent and evolve quickly, and we have in the past and may in the future experience such cybersecurity threats. Such threats have increased in frequency, scope, and potential impact in recent years. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The accidental or willful security breaches or other unauthorized access by third parties to our information technology systems or facilities, or those of our vendors and/or others with which we do business, or the existence of computer viruses in our or their data or software, and/or any other failure of our or their information technology systems could expose us to a risk of information loss, the misappropriation of proprietary and confidential information, work stoppages, disruptions, and/or the defective manufacture or defective design of our products, which could expose us to liability. Any theft, misuse, unauthorized or inadvertent disclosure, manipulation or destruction of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, regulatory fines or penalties, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, results of operations, reputation, and relationships with our customers and suppliers. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations.
Risks Related to the Manufacturing, Supply and Distribution of Our Products
We depend on suppliers, including single-source suppliers and, in a few cases, sole-source suppliers, to consistently supply us with components for our products, and any failure to procure such components could have a material adverse effect on our business, product inventories, sales and profit margins.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions that could limit their ability to provide us with materials. While we have manufacturing and supply agreements with the most strategic and critical of our suppliers, for most of our suppliers we place purchase orders on an as-needed basis. Our suppliers could discontinue the manufacturing or supply of these components at any time. We carry safety stocks within our inventory, but do not carry a significant inventory of these components that could cover every potential supply constraint. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and these manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. We might not be able to identify and obtain additional or replacement suppliers for any of these components quickly or at all or without incurring significant additional costs. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
In addition, we rely on single-source suppliers for certain types of parts in our products, and, in a few cases, on sole-source suppliers. A single-source supplier is a supplier from which we make all purchases of a particular component used in our products even though other suppliers of the component exist. A sole-source supplier is a supplier from which we make all purchases of a particular component used in our product, and the supplier is the only source of that particular component in the market. Establishing additional or replacement suppliers for any of these materials or components, if required, or any supply interruption from our suppliers, could limit our ability to manufacture our products, result in production delays and increased costs and adversely affect our ability to deliver products to our customers on a timely basis or at all. If we are not able to identify alternate sources of supply for the components, we might need to modify our product to use substitute components, which could cause delays in shipments, increase design and manufacturing costs and increase prices for our products. Any such modified product might not be as effective as the predecessor product or might not gain market acceptance. This could lead to customer or consumer dissatisfaction and damage to our reputation and could materially and adversely affect our business, product inventories, sales and profit margins.
Product manufacturing disruptions, including as a result of catastrophic and other events beyond our control, could cause us to be unable to meet customer demands or increase our costs.
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural or man-made disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. While we maintain property damage insurance, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
Our principal raw materials are resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which are commodity materials. The prices of these commodity materials are a function of, among other things, manufacturing capacity and demand. While we have generally passed through raw material price increases to our consumers, we may not always be able to do so. We purchase most of our key parts and components primarily from large suppliers in the United States, Mexico and China. We believe that reliable alternate sources of supply are available for all of our raw materials and finished goods. However, we may not always have access to reliable sources of supply. Additionally, significant price fluctuations or shortages in raw materials needed for our products may increase our cost of goods sold and cause our results of operations and financial condition to suffer.
If we do not manage product inventory in an effective and efficient manner, it could adversely affect profitability.
Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, preparing manufacturing to meet demand, meeting product mix and product demand requirements, and managing product expiration. We typically build-up product inventory during the first quarter in anticipation of the upcoming pool season and during the third quarter in anticipation of shipments of products purchased through our early buy program in the fourth quarter. However, we may not accurately anticipate the level of customer participation in the early buy program or the amount of products that they may purchase. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep our work-in-process inventory on hand or manage it efficiently, control expired product, or keep sufficient product on hand to meet demand. We may not be able to keep inventory costs within our target levels. Failure to do so may harm our long-term growth prospects.
Risks Related to Government Regulation
The nature of our business subjects us to compliance with, and liabilities under, employment, environmental, health, transportation, safety, and other governmental regulations.
We are subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, environmental protection, local fire codes, and health and safety, including workplace safety, including regulation by the USEPA, the Federal Communications Commission, the Consumer Product Safety Commission, OSHA, the National Fire Protection Agency, and the Federal Trade Commission,. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. We and certain of our affiliates store certain types of hazardous materials and chemicals at various locations and the storage of these items is strictly regulated by local fire codes. In addition, we sell UV, Ozone, and Salt Chlorinator and related products that are regulated under FIFRA, which primarily relate to testing, use, reporting, sale, distribution, licensing and market verification of these products. We are also subject to regulation passed by the DOE relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools.
Failure to comply with these laws and regulations, or others that we may be subject to in the future, may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties, cessation of operations, or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly and affect various aspects of the business. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly in recent years, and we anticipate that there will be continuing changes.
The clear trend in environmental, health, transportation, and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of hazardous materials and chemicals. Under certain environmental laws and regulations, we could be held strictly, jointly and severally liable for costs related to contamination at our currently or formerly owned, leased or operated properties or at third-party sites where we have sent wastes. We could also be liable to third parties for related damages, including property damage or personal injuries. Certain of our properties have had a history of industrial and other uses that have resulted in contamination. In addition, from time to time, we have been involved in investigation and remediation activities, and there can be no assurance that any future costs or liabilities relating to such activities will not be material.
Increasingly, strict restrictions and limitations have resulted in higher costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate. We cannot provide any assurance that we will not incur material costs to comply with such laws and regulations in the future.
Increased information technology security threats and computer crime pose a risk to our systems, networks and products, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Information technology security threats—from user error to attacks designed to gain unauthorized access to our systems, networks and data—are increasing in frequency and sophistication, posing a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. As our business increasingly interfaces with employees, customers, trade customers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. We may in the future and have in the past experienced cybersecurity attacks and other unauthorized or inadvertent disclosure of certain confidential information, including personal information. We periodically evaluate and test the adequacy of our systems, measures, controls and procedures and perform third-party risk assessments. In addition, our evolution into offering smart products that can connect to the IoT subjects us to increased cyber and technology risks, including reputational harm if any of our connected products experience data or cybersecurity breaches. Establishing and maintaining systems and processes to address these threats may increase our costs. Additionally, certain laws and regulations may require us to implement security measures to protect our systems and IoT connected devices. For example, the California Internet of Things Security Law, effective January 1, 2020, requires us to implement reasonable security measures for IoT devices, and failure to do so could expose us to investigation by the California Attorney General. The failure of such security measures or of our security systems and processes could expose us, our employees, customers, trade customers and suppliers to the theft of assets, misuse of information or systems, compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
We collect, use, store, transmit and otherwise process data that is sensitive to the Company and its employees, customers, dealers and suppliers. A variety of state, federal, and foreign laws, regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the CCPA, the GDPR, Canada’s Personal Information Protection and Electronic Documents Act, and

Australia’s Privacy Act. Some jurisdictions also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations may apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards are continuously evolving and may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our reputation, business, financial condition and results of operations.
Many foreign data privacy regulations, including the GDPR, which became effective in the European Union in 2018 and has extraterritorial scope, are more stringent than laws and regulations in the United States. The GDPR has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the European Union. The GDPR’s requirements for using and sharing personal information may be operationally costly, and fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. The GDPR imposes several stringent requirements for controllers and processors of personal information and could make it more difficult or more costly for us to use and share personal information. In addition to the GDPR, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive and addresses topics such as unsolicited marketing and cookies. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed. Recent discussions were cancelled due to the COVID-19 pandemic, further delaying enactment of this regulation, the details of which remain in flux. Additional time and effort may need to be spent addressing the new requirements in the potential ePrivacy Regulation as compared to the GDPR. Further, the Court of Justice of the European Union’s July 2020 decision in the Schrems II matter may impact our or our service providers ability to transfer personal data from Europe to the United States or other jurisdictions.
Within the United States, many states are considering adopting, or have already adopted, privacy regulations, including the CCPA, which became operational in January 2020 and became enforceable by the California Attorney General in July 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations enforceable by the California Attorney General, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.
Our communications with our customers and email and social media marketing are subject to certain laws and regulations, including the CAN-SPAM Act, the TCPA, and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

In addition, some of these laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We have in the past and may in the future notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.
We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.
Our employees, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, commercial partners, and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the rules of the applicable regulatory bodies; (ii) manufacturing standards; (iii) data privacy laws or other similar non-United States laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing, and education programs.
It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal, and administrative penalties, additional integrity reporting and oversight obligations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the United States could have a material adverse effect on us.
The FCPA, U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and consumers are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot provide any assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and may be subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business, financial position, results of operations or cash flows.
Risks Related to Intellectual Property Matters
If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
Patents, trademarks and other intellectual property rights are important to our business, and our success depends in part on our ability to obtain and maintain patent and trademark protection in the United States and other countries. As of December 31, 2021, we held approximately 199 issued U.S. patents and 202 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 125 U.S. trademark registrations and 720 foreign trademark registrations covering our marks, brands and products. As of December 31, 2021, we also held approximately 51 pending U.S. patent applications, 80 pending foreign patent applications, 13 pending U.S. trademark applications and 43 pending foreign trademark applications. See “Business—Intellectual Property.” In addition, we have in-licensed patents and patent applications to certain technologies incorporated in our products.
Pending and future patent applications may not result in patents being issued that protect our products or which effectively prevent others from commercializing competitive technologies and products. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Even once issued, the issuance, scope, validity, enforceability, and commercial value of patent rights are uncertain. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties, and this could allow such third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party rights. We cannot predict whether the patent or trademark applications we own or in-license will issue at all or in any particular jurisdiction. Even if we obtain intellectual property protection for our products and technology, it may not preclude competitors from developing products similar to ours or from challenging our names, brands or products or provide us a significant competitive advantage.
In addition, if we do not adequately maintain our intellectual property, we may lose our rights. For example, we are required to pay various periodic and renewal fees on registered intellectual property, and our failure to do so could result in the affected intellectual property being partially or completely invalidated. If this were to occur, our competitors may be able to use our technologies, names, brands or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
Competitors may infringe our intellectual property, or we may be required to defend against claims of infringement or inventorship or priority disputes. To counter or defend against such claims can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed. In addition, our ability to enforce our intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any disputes that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
Participants in our markets may use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and third parties could assert trademark infringement claims against us.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our target markets and our business may be adversely affected. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. In addition, competitors or other third parties have in the past, and may in the future, adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, domain names or other similar intellectual property may be ineffective and could result in substantial costs, diversion of resources and potentially the payment by us of money damages or injunctive relief preventing us from using certain of such intellectual property, each of which could adversely impact our financial condition or results of operations.

We rely on access to intellectual property owned by third parties, so our rights to develop and commercialize certain products are subject to the terms and conditions of licenses granted to us by others.
Some of our products incorporate intellectual property owned by third parties and as a result, we are reliant on licenses from such third parties. For example, we license patents to certain technologies used in our pool cleaner and lighting products. These licenses may not provide us rights (whether exclusive or non-exclusive) to use such intellectual property for all purposes or in all territories that we may wish to commercialize our products, now and in the future. As a result, others may also include such intellectual property in their products, which may weaken any competitive advantage that our licensed intellectual property may provide us. In addition, if our licensors fail to prosecute, maintain, enforce, and defend such intellectual property or otherwise lose their rights therein, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Furthermore, we could have disagreements with our licensors, including regarding the scope of our licensed rights or the amount of royalty payments owed to them. If our licensors conclude that we have materially breached our license agreements, they might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products covered by these license agreements. In addition, we may need to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses.
From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties. There is no assurance that the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, could force us to develop alternative approaches that do not infringe, misappropriate or otherwise violate such intellectual property rights, preclude us, our vendors, and/or our customers from making, using, selling, offering for sale and/or importing certain products or offering certain features or functionality in those products, or otherwise have a material adverse impact on our financial condition and operating results.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. For example, although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. Either outcome could harm our business and competitive position.
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our success in part depends on our ability to develop, manufacture, market and sell products using our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of others. Although we believe we do not infringe, misappropriate, or otherwise violate any valid third-party intellectual property, third parties have and may sue or otherwise take action against us for infringing, misappropriating or otherwise violating their patents or other intellectual property rights, and we cannot be certain that third-party intellectual property does not exist or will not be issued that would prevent us from commercializing our products. Because of technological changes in our industry, current extensive patent coverage and the rapid rate of issuance of new patents, our current or future products may unknowingly infringe existing or future patents or intellectual property rights of others.
If we do not prevail in any dispute regarding intellectual property, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around any third party’s intellectual property, we may be unable to make use of some of the affected products, which would reduce our sales and revenues.
In addition, intellectual property litigation is costly and time-consuming. The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities.
We may not be able to effectively enforce our intellectual property rights throughout the world.
The laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. For example, the requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation or other violation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. In addition, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in the major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.
Recent changes in U.S. patent laws may limit our ability to obtain, defend, and/or enforce our patents.
The United States has recently enacted and implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition.
As of December 31, 2021, the Company’s indebtedness totaled approximately $1,002.8 million, including $995.0 million under our first lien term loan facility and $7.8 million of finance lease obligations. In addition, under our asset-based lending facility (the “ABL Facility”), we have revolving loan commitments of up to $425.0 million, with a peak season commitment of $475.0 million. As of December 31, 2021, the loan balance on the ABL Facility was zero.
Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;
•increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
Although the terms of the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur additional indebtedness;
•create liens on assets;
•declare or pay certain dividends and other distributions;

•make certain investments, loans, guarantees or advances;
•consolidate, amalgamate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates;
In addition, the ABL Facility contains a financial covenant requiring us to maintain specified fixed charge coverage ratio during the specified periods described therein. These restrictions could impede our ability to operate our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. See Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements in this Form 10-K.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. A breach of such covenants could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow our creditors to accelerate the related debt and may result in the acceleration of, or default under, any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses, including to make future dividend payments, if any.
Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. However, to the extent that we determine in the future to pay dividends on our common stock, the ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing our first lien term loan facility (the “First Lien Term Loan Facility”). Under these credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets, a “builder” basket in the First Lien Term Loan Facility based on 50% of cumulative adjusted “Consolidated Net Income” (as defined in the First Lien Term Loan Facility) from July 1, 2017 to the applicable date of determination (taken as one accounting period, which was $311.1 million as of December 31, 2021) plus an amount equal to the greater of $120.0 million and 35.0% of “Consolidated Adjusted EBITDA” (as defined in the First Lien Term Loan Facility) and equity proceeds among other things, an unlimited amount under the asset-based revolving credit agreement subject to satisfying minimum availability requirements for borrowings under the credit agreement and the absence of certain defaults, and an unlimited amount under the term loan credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis.
Despite our debt, we may still be able to incur significantly more debt, which would increase the risks described herein. We may also require additional capital, which may not be available on acceptable terms, if at all.
Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations will increase. We will become more exposed to the risks arising from our substantial level of indebtedness as described above as we become more leveraged. As of December 31, 2021, we had approximately $128.9 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital. If additional debt is added to our current debt levels, the related risks we face could increase.
If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds.
Uncertainty relating to LIBOR and the potential discontinuation of LIBOR in the future may adversely affect our interest expense.
Borrowings under our credit facilities bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also intends to cease publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us or our borrowing costs.
Risks Related to our Corporate Structure
Our Sponsors have significant influence over us.
As of December 31, 2021, entities affiliated with (i) CCMP beneficially owns approximately 31% of our outstanding common stock (ii) MSD Partners beneficially owns approximately 31% of our outstanding common stock and (iii) AIMCo beneficially owns approximately 16% of our outstanding common stock. For as long as affiliates of our Sponsors continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they are able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.
Each of our Sponsors may also have interests that differ from yours. For example, our Sponsors, and the members of our Board of Directors who are affiliated with each respective Sponsor, by the terms of our certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, will expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.
Provisions in our charter documents and Delaware law may deter takeover efforts that stockholders may believe to be beneficial to stockholder value.

In addition to our Sponsors’ beneficial ownership of a substantial percentage of our common stock, provisions in our certificate of incorporation and bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation will also impose some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than our Sponsors. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
Our certificate of incorporation, as currently amended, designates specific courts as the sole and exclusive forum for certain claims or causes of action that may be brought by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our certificate of incorporation, as currently amended (“our certificate of incorporation”), provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) is, to the fullest extent permitted by applicable law, the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our amended and restated bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act of 1933, as amended, brought in any action asserting one or more of the claims specified in clauses (a)(i) through (v) herein above (each a “Covered Claim”). This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act.
Our certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice-of-forum provisions and waived any argument relating to the inconvenience of the forums in connection with any Covered Claim.
The choice of forum provisions contained in our certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our certificate of incorporation are inapplicable or unenforceable if they are challenged in a proceeding or otherwise, which could cause us to incur additional costs associated with resolving such action in other jurisdictions.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Sponsors collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our Board of Directors consists of “independent directors,” as defined under the rules of such exchange;
•our Board of Directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our Board of Directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As a result of our election to rely on these exemptions, the majority of our directors are not independent, nor is any committee of our Board of Directors, other than our audit committee, composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
Risks Related to our Internal Controls over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, our management determined that the following material weaknesses, which were previously identified as of December 31, 2020, had not been remediated:
•We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries.
In addition, this material weakness contributed to the following additional material weaknesses:
•We did not design and maintain control activities to adequately address identified risks or evidence of performance, or to operate at a sufficient level of precision that would identify material misstatements to our financial statements.
•We did not design and maintain effective controls over certain information technology (“IT”) general     controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
◦Program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
◦User access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.
◦Computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.
◦Testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a material misstatement to the financial statements, however, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of

IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
None of the above material weaknesses have resulted in material misstatements. However, if we are unable to timely address these material weaknesses in our control environment, they could result in misstatements of our account balances or disclosures that would result in material misstatements of our annual or interim financial statements that would not be prevented or detected.
Remediation of Material Weaknesses
Upon identifying the material weaknesses, we began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have focused on: (i) development of a remediation plan to fully address the control deficiencies; (ii) establishment of an internal audit group; (iii) implementation of processes and controls to better identify and manage segregation of duties; (iv) expansion of our accounting, finance, and information technology teams; and (v) engagement of a third party provider to support in evaluating and documenting the design of our internal controls, assist with the remediation of the deficiencies, test the operating effectiveness of our internal controls, and design and implement formal accounting policies and procedures.
While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we are working to remediate the material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan, nor can we provide an estimate of the time it will take to complete this remediation plan. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.
Neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), because no such evaluation has been required for this Annual Report on Form 10-K due to our status as a new public company. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we fail to effectively remediate the material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls when required to do so in the future, we may be unable to accurately or timely report our financial condition or results of operations. In addition, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price could be adversely affected.
Risks Related to Ownership of our Common Stock
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress the price of common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock. Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock.

As of December 31, 2021, we had 233,056,799 shares of common stock outstanding and 511,567,784 shares of common stock issuable upon potential exchanges and/or conversions. We have filed a registration statement on Form S-8 under the Securities Act registering 30,639,900 shares of our common stock reserved for issuance under the Second Amended and Restated 2017 Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. In addition, we are party to the amended and restated stockholders agreement (the “Stockholders Agreement”) with certain stockholders, including investment funds affiliated with the Sponsors, pursuant to which each of the stockholders party thereto has piggyback registration rights and CCMP and MSD Partners have demand registration rights. Additional sales of a substantial number of our shares of common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
The price of our common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.
The market price for our common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our common stock; the sustainability of an active trading market for our common stock; investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our common stock from any trading indices; future sales of our common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties, including those who post anonymously on social media; short selling of our common stock or related derivative securities; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The Company’s corporate headquarters is located on leased premises in Berkeley Heights, New Jersey. As part of the ongoing relocation of the corporate headquarters, the Company has also leased new premises in Charlotte, North Carolina. We own four of our eight global manufacturing facilities and two of our twelve global distribution facilities. All of the other facilities are leased, except for three locations operated by third-party logistics providers, which are provided under service agreements.
Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.
The following is a summary of our principal properties as of December 31, 2021, including manufacturing, distribution, warehouse, and corporate offices:

	No. of Facilities
Location	Manufacturing	Distribution	Warehouse	Corporate Headquarters
North America
Arizona	0	1	0	0
New Jersey	0	0	0	1
North Carolina	1	1	4	1
Rhode Island	1	1	1	0
Tennessee	1	1	3	0
Florida	1	1	1	0
Canada	0	1	0	0
Europe and Rest of World
Australia	0	4	0	0
China	1	0	0	0
France	0	1	0	0
Spain	3	1	0	0
We believe that our facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our businesses.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our “Legal Proceedings,” refer to Note 14. “Commitments and Contingencies” of Notes to Consolidated Financial Statements in this Form 10-K, which discussion is incorporated by reference herein.
In addition to the matters discussed in this report and in the notes to our audited consolidated financial statements, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is set forth below:

Name	Age	Position
Kevin Holleran	54	President, Chief Executive Officer and Director
Eifion Jones	54	Senior Vice President, Chief Financial Officer
Donald Smith	55	Senior Vice President, Chief Supply Chain Officer
Rick Roetken	56	President, North America
Fernando Blasco	47	Vice President, General Manager, Europe & Rest of World
Kevin Holleran has served as President, Chief Executive Officer and Director of the Company since August 2019. Prior to joining the Company, Mr. Holleran served as President and Chief Executive Officer of the Industrial Segment within Textron beginning in 2017. Textron’s Industrial Segment is composed of Textron Specialized

Vehicles, a leading global manufacturer of purpose-built vehicles and equipment for a variety of commercial and recreational applications across a number of brands; as well as, Kautex a tier one automotive supplier of fuel systems, selective catalytic reduction systems and cleaning solutions. Prior to 2017, Mr. Holleran was the President and Chief Executive Officer of Textron Specialized Vehicles for ten years, during which time he grew revenue and profitability substantially through both organic growth and acquisitions. Prior to his time at Textron, Mr. Holleran held a number of management positions at Ingersoll Rand and Terex Corporation across the sales, marketing, and product management functions. He holds an MBA from Wake Forest University and an undergraduate degree from Cornell University.
Eifion Jones has served as Senior Vice President, Chief Financial Officer of the Company since April 2020. Prior to joining the Company, Mr. Jones served as the Chief Financial Officer of Cornerstone Holdings Inc. (“Cornerstone”) since 2011, a portfolio company of private equity firms HIG Capital and, later, Littlejohn & Co. LLC. In this role he oversaw the governance, performance, and financial management of Cornerstone’s U.S. and European companies, including leading all acquisition evaluation, diligence and integration efforts. Prior to Cornerstone, Mr. Jones spent 21 years with Akzo Nobel, where he held financial and managerial leadership roles in the Americas and Europe, including SVP and General Manger for their Americas O&G protective coatings business and prior to that, SVP and CFO for their Americas industrial coatings business. He began his financial career with Courtaulds Plc in their European fibers businesses prior to its sale to Akzo Nobel.
Donald Smith has served as Senior Vice President, Chief Supply Chain Officer for the Company since January 2007. Mr. Smith has served as an officer of the Company, and as the executive lead for numerous functions in his tenure, including Global Operations, Global Supply Chain, Engineering and Technology, Customer Care, and Acquisition integration. Mr. Smith is a member of twelve boards of directors for certain of the Company’s subsidiaries. Prior to joining the Company, Mr. Smith was an executive and company officer for Omega Polymer Technologies, Inc. from 2001 to 2006, prior to its strategic sale. During his five year tenure, Mr. Smith served as Vice President and General Manager of Carsonite International (2001-2003) and Corporate Executive Vice President of Operations (2003-2005), before being named President in 2006. Mr. Smith held numerous leadership positions with Robert Bosch Corporation from 1996-2001, including an international assignment in Stuttgart, Germany (1997-1998). Mr. Smith began his career with General Motors’ Powertrain Division (1989-1996.) Assuming roles of increasing levels responsibility, Mr. Smith ultimately served as the lead manufacturing resource for new engine development and launches, as Manufacturing Engineering Administrator. Among Mr. Smith qualifications is a track record of operational excellence and performance. Mr. Smith brings expertise in general management, lean manufacturing, new product development, and strategic planning for operating performance. Mr. Smith has significant experience as a senior executive of global companies composed of multiples entities and complex value streams. He provides strategic direction toward improved operational and financial performance, organizational development, and product line optimization.
Rick Roetken has served as President, North America since August 2018. Prior to joining the Company, Mr. Roetken worked as an independent consultant from 2015 to 2018, with a focus on M&A, commercial strategies and operational efficiency for building products. Prior to that, Mr. Roetken served as President of multiple divisions of Masco Corporation (“Masco”), including Masco Cabinetry and Liberty Hardware, from 2010 to 2015. Mr. Roetken also served as Vice President of Marketing for Masco’s Delta Faucet business from 2007 to 2010. Prior to joining Masco, he was employed with United Technologies for 19 years serving in various operations and marketing roles. Mr. Roetken brings expertise in general management, business strategy, commercial markets, and manufacturing systems, as well as significant experience as a senior executive of major complex global companies.
Fernando Blasco has served as Vice President, General Manager, Europe & Rest of World since May 2019 and as General Manager for Hayward Australia since January 2020. From April 2012 to May 2019, Mr. Blasco was Chief Executive Officer of Adequa, Piping Systems Business of Uralita Group. Also within Uralita Group, Mr. Blasco held positions such as Managing Director of the Injection Business Unit from 2010 to 2012 and Corporate Sales Development Manager from 2008 to 2010. Prior to that, he was at GE Consumer & Industrial from 2004 to 2008, assuming the role of EMEA Prescription Manager. Mr. Blasco brings expertise in international market development, B2B go to market strategies, and manufacturing processes, as well as significant experience as a senior manager of major industrial companies.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “HAYW.” As of December 31, 2021, there were 38 holders of record of our common stock.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future.
On December 20, 2021, we issued a press release announcing that our board of directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company is authorized to repurchase up to $450 million of our common stock. The share repurchase authority expires on December 20, 2024. Under the repurchase program, we may purchase shares of our common stock on a discretionary basis from time to time. The Share Repurchase Program is primarily expected to be conducted through privately negotiated transactions with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not obligate the Company to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1 – October 31, 2021	—	—	—	$450,000,000
November 1 – November 30, 2021	—	—	—	450,000,000
December 1 – December 31, 2021	—	—	—	450,000,000
Total	—	—	—	$450,000,000
(1) On December 20, 2021, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $450 million of its outstanding shares of common stock, which authorization expires on December 20, 2024. Under the repurchase program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. Subsequent to the end of the fourth quarter 2021, the Company repurchased 4.08 million shares of common stock from certain affiliates of the Sponsors for $80.8 million, or an average price per share of $19.80. See Note 21. “Subsequent Events” of Notes to Consolidated Financial Statements in this Form 10-K.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the change in the cumulative total shareholder return for our common stock as compared to similar returns for the S&P 500® Index and the Russell 1000® Stock Index. We believe the Russell 1000® Stock Index includes companies with market capitalization comparable to ours. We chose the Russell 1000® Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.
Each of the returns is calculated assuming the investment of $100 in each of the securities at the closing price on the first day of trading of our common stock on the NYSE (March 12, 2021), and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on March 12 and continuing through December 31, 2021. The closing per-share price of Hayward Holdings, Inc. on March 12, 2021 and December 31, 2021 was $17.00 and $26.23, respectively. Past performance is not necessarily indicative of future performance.

Comparison of Total Return since Initial Public Offering
$160
$140
$120
$100
$80
March 12, 2021
December 31, 2021
Hayward Holdings, Inc.
Russell 1000® Stock Index
S&P 500 Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the discussion in Part I, Item 1A, “Risk Factors,” and our audited consolidated financial statements and notes thereto, each included elsewhere in this Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We define the year ended December 31, 2021 as Fiscal Year 2021 and the year ended December 31, 2020 as Fiscal Year 2020. Our fiscal quarters are 13 weeks except the fourth quarter which ends on December 31 of each fiscal year. The first quarter 2021 refers to the quarter ended April 3, the second quarter 2021 refers to the quarter ended July 3, the third quarter 2021 refers to the quarter ended October 2, and the fourth quarter 2021 refers to the quarter ended December 31.

Our Company
We are an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, innovation- led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.
We have an estimated North American seasonal residential pool market share of approximately 34%. We believe that we are well-positioned for future growth. On average, we have 20+ year relationships with our top 20 customers. Based upon feedback from certain representative customers and our interpretation of available industry and government data in the United States, we estimate that aftermarket sales represented approximately 80% of net sales. Aftermarket sales are not based upon our GAAP net sales results. We believe aftermarket sales are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair and replace equipment and remodel and upgrade their pools.
We manufacture our products at eight facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, Spain (three) and China.
Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 83% and 17% and 81% and 19% of total net sales for Fiscal Year 2021 and Fiscal Year 2020, respectively.
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties may affect our financial performance in the future:
•Demand related to the aging base of pools and the COVID-19 pandemic. Irrespective of broader macroeconomic trends, the primary driver for the industry continues to be aftermarket spending on the base of installed pools. In the United States, our primary market, the record construction of pools from 1999 to 2005 is manifesting itself in the aftermarket repair, replace, and remodel cycle given that the average age of this pool cohort is over 20 years. Residential pool equipment sales have increased during the COVID-19 pandemic. This increase in demand has broadly been across all of our product lines as consumers have refocused attention on improving the quality of the homeowner’s outdoor living experience especially for products such as heaters to extend the pool season. Urban flight along with desire for second homes is also driving residential pool construction as homeowners remodel or upgrade their existing outdoor living spaces.
•Seasonality. Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incent trade customers to buy and stock in readiness for next year’s pool season under an “early buy” program which offers a price discount and extended payment terms. Under the early buy program in 2021, we ship products during October through March and receive payments for these shipments during February through July 2022. Revenue is recognized upon shipment of products, which cannot be returned unless damaged. For more information, see “—Key Factors and Measures We Use to Evaluate Our Business—Net Sales.’’ We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we build inventory in the first and third quarters and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early buy extended terms and increases through June due to higher sales in the second quarter.
•Targeted expansion efforts. We continue to pursue attractive product and global geographic market opportunities to grow our presence in new markets or markets in which we have less penetration. We believe that our business can effectively address these opportunities through new product development and scalable sales, marketing, and administration. We also have and may in the future pursue acquisitions to opportunistically add product offerings or increase our geographic footprint. If we do not execute this strategic objective, our core net sales growth will likely be limited or may decline.
•New product offerings. Our business is primarily driven by aftermarket spending. Pool owners are increasingly demanding new technologies, such as IoT-enabled and more energy efficient products, as they replace or upgrade their existing pool equipment. In Fiscal Year 2021, new products launched in the last three years contributed approximately 14% of net sales. These new products, for example, a new generation of variable speed pumps, enhanced Omni controls, and advanced robotic cleaners, offer higher energy efficiency, automation capabilities and enhanced water care solutions, and will become primary drivers of our sales growth. Staying at the forefront of technological innovation and introducing new product offerings with new features will continue to be critical in growing our market share and revenue.
•Materials and other cost increases. We have experienced increases in the cost of raw materials and commodities. We strive for productivity improvements, and implement price increases to help mitigate this impact. We expect to see continuing price volatility (metals, resins, and electronic sub- assemblies) and import duty charges (motors, electronics, valves and cleaner products) for some of our raw materials. We are uncertain as to the timing and impact of these market changes, but have mitigation activities in place to minimize the impact on costs.

Factors Affecting the Comparability of our Results of Operations
Our comparative results have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Impact of COVID-19
Residential pool equipment sales have increased during the COVID-19 pandemic. This increase in demand has broadly been across all of our product lines as consumers have refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that the pandemic has only reinforced existing pool industry growth trends.

Recently, cost inflation stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. We strive for productivity improvements and seek to implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. While we continue to face challenges in the form of higher costs and delays in both obtaining raw materials and components and in shipping finished goods, the aforementioned increase in selling price and customer demand during the COVID-19 pandemic has thus far mitigated the negative impact of these cost increases and resulted in a increase of our net sales and profitability in 2021 in comparison to prior comparative periods.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, selling, general, and administrative (“SG&A”) expense, research, development and engineering (“RD&E”) expense, operating income and operating income margin. The key non-GAAP measures we use are adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin.
Net sales
We offer a broad range of pool equipment including pumps, filters, heaters, automatic cleaners, sanitizers, controls, LED lights, as well as industrial thermoplastic valves and process liquid control products. Sales are impacted by product and geographic segment mix, as well as promotional and competitive activities. Growth of our sales is primarily driven by market demand, expansion of our trade customers and product offering.
Revenue is recognized upon shipment and recorded inclusive of outbound shipping and handling charges billed to customers and net of related discounts, allowances, returns, and sales tax. Customers are offered volume discounts and other promotional benefits. We estimate these volume discounts, promotional allowance benefits, and returns based upon the terms of the customer contracts and historical experience and record such amounts as a reduction of gross sales with an offsetting adjustment to account receivable. We regularly monitor the adequacy of these allowances.
Gross profit and Gross profit margin
Gross profit is equal to net sales less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, as well as inbound and outbound freight and import duties.
Gross profit margin is gross profit as a percentage of net sales. Gross profit margin is impacted by costs of raw material, product mix, salary and wage inflation, production costs, shipping and handling costs, and import duties, all of which can vary.
Selling, general and administrative expense
Our SG&A includes expenses arising from activities in selling, marketing, technical and customer services, warranty, warehousing, and administrative expenses. Other than warranty and variable compensation, SG&A is generally not directly proportional to net sales, but is expected to increase over time to support the needs of a public company and business growth.
Research, development and engineering expense
The Company conducts RD&E activities in its own facilities. These expenses consist primarily of salaries, supplies and overhead costs related to the active development of new products, enhanced product applications and improved manufacturing and value engineering of existing products.
Generally, RD&E costs are expensed as incurred. Certain RD&E costs applicable to the development of software are capitalized and amortized over the expected life of the product.
Amortization of intangible assets
Customer relationships, patents and other intangible assets arising from business combinations are amortized over their expected useful lives of 5-20 years.

Acquisition and restructuring related costs (or income)
The Company records costs or expenses incurred related to business combinations, organizational restructuring, or gains or losses attributable to any sales or dispositions of assets to acquisition and related income, net.
Operating income
Operating income is gross profit less SG&A, RD&E, acquisition and restructuring related expense or income and amortization intangible assets. Operating income excludes interest expense, income tax expense, and other expenses, net. We use operating income as well as other indicators as a measure of our profitability of our business.
Interest expense
The Company incurs interest expense on its Credit Facilities, as defined herein. The amortization of debt issuance costs and impact of our interest rate hedging instruments are also included in interest expense.
Net income
Net income is operating income less interest expense, other non-operating items, and provision for income taxes.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted segment income, Adjusted segment income margin
Adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are key metrics used by management and our Board of Directors to assess our financial performance. For information about our use of Non-GAAP measures and a reconciliation of these metrics to the nearest GAAP metric see “—Non-GAAP Reconciliation.”
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the consolidated statements of operations for the Fiscal Years 2021 and 2020 from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus for the IPO, which was filed with the SEC pursuant to Rule 424(b) on March 15, 2021.
The following table summarizes our results of operations and a comparison of the change between the periods (in thousands):

	Years Ended December 31,
	2021	2020
Net Sales	$1,401,794	$875,402
Cost of sales	746,012	478,371
Gross profit	655,782	397,031
Selling, general, and administrative expense	267,264	195,220
Research, development, and engineering expense	22,867	20,046
Acquisition and restructuring related expense	15,030	19,317
Amortization of intangible assets	32,647	37,896
Operating income	317,974	124,552
Interest expense, net	50,854	73,615
Loss on debt extinguishment	9,418	—
Other (income) expense, net	(2,439)	(6,848)
Total other expense	57,833	66,767
Income from operations before income taxes	260,141	57,785
Provision for income taxes	56,416	14,483
Net income	$203,725	$43,302
Adjusted EBITDA(a)	$421,737	$231,551
(a) See “— Non-GAAP Reconciliation.”
Fiscal Year 2021 Compared to Fiscal Year 2020
Net sales
Net sales increased to $1,401.8 million in Fiscal Year 2021 from $875.4 million in Fiscal Year 2020, an increase of $526.4 million or 60.1%. See segment discussion below for further information.

2021
Volume	50.4%
Price, net of discounts and allowances	7.5%
Currency and other	2.2%
Total	60.1%
The Fiscal Year 2021 increase in net sales was primarily the result of higher volumes, mainly in residential pool equipment sales from continued demand for pool upgrades and increasing new pool construction, a net 7.5% price impact, and favorable foreign currency effects.
Gross profit and Gross profit margin
Gross profit increased to $655.8 million in Fiscal Year 2021 from $397.0 million in Fiscal Year 2020, an increase of $258.8 million or 65.2%.
Gross profit margin increased to 46.8% in Fiscal Year 2021 compared to 45.4% in Fiscal Year 2020, an increase of 143 basis points primarily resulting from higher sales volumes, price increases to offset inflationary pressures on raw material, freight and tariffs, and a favorable mix due to stronger growth of higher margin NAM sales.
Selling, general, and administrative expense
Selling, general, and administrative expense increased to $267.3 million in Fiscal Year 2021 from $195.2 million in Fiscal Year 2020, an increase of $72.0 million or 36.9% primarily driven by volume-based expenses related to selling and distribution expense, incentive compensation expense, and warranty expense. The Company also incurred increased costs in connection with its IPO for stock-based compensation expense, debt refinancing costs, and other IPO costs, which are non-recurring in nature. The year over year increase was also driven by additional costs related to becoming a public company including additional expense for certain insurance and information technology.
As a percentage of net sales, SG&A decreased to 19.1% in Fiscal Year 2021 as compared to 22.3% in Fiscal Year 2020, a decrease of 323 basis points primarily due to increased productivity and operating leverage.
Research, development, and engineering expense
RD&E expense increased to $22.9 million in Fiscal Year 2021 from $20.0 million in Fiscal Year 2020 as a result of increased activities to support business growth and product development. As a percentage of net sales, RD&E dropped to 1.6% in Fiscal Year 2021 compared to 2.3% in Fiscal Year 2020, a decrease of 66 basis points, as sales growth outpaced increases in RD&E expense.
Acquisition and restructuring related expense
Acquisition and restructuring related expense decreased to $15.0 million in Fiscal Year 2021 as compared to $19.3 million in Fiscal Year 2020, a decrease of $4.3 million.
The $15.0 million expense in Fiscal Year 2021 was primarily driven by expenses related to a product discontinuance related to an early-stage product business acquired in 2018, the pending relocation of the corporate headquarters to Charlotte, North Carolina, and business-restructuring-related costs associated with the exit of redundant manufacturing and distribution facilities.
The $19.3 million expense in Fiscal Year 2020 was primarily driven by additional costs consequential to the cessation of certain manufacturing and distribution operations and the start-up of a new distribution center in the Southwestern United States.
For additional information, see Note “19. Acquisition and Restructuring Related Expense” of Notes to Consolidated Financial Statements in this Form 10-K.
Amortization of intangible assets
Amortization of intangible assets decreased to $32.6 million in Fiscal Year 2021 from $37.9 million in Fiscal Year 2020, a decrease of $5.2 million or 13.9%, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income
Operating income increased to $318.0 million in Fiscal Year 2021 from $124.6 million in Fiscal Year 2020, an increase of $193.4 million or 155.3% due to the accumulated effect of the items described above.
Interest expense, net
Interest expense, net, inclusive of the loss on debt extinguishment, decreased to $60.3 million in Fiscal Year 2021 from $73.6 million in Fiscal Year 2020, a decrease of $13.3 million or 18.1%, primarily driven by a lower debt position in 2021 following $364.6 million of debt repayments in the first quarter 2021, to reduced interest rates on our floating rate debt as a result of debt refinancings in the second quarter 2021, and a reduction in the use of our ABL Facility.
Interest expense in Fiscal Year 2021 consisted of $46.9 million of interest on the outstanding debt, $9.4 million of a loss on debt extinguishment, and $4.0 million of amortization of deferred financing fees. Interest expense in Fiscal Year 2020 consisted of $68.5 million on the outstanding debt, $5.4 million of amortization of deferred financing fees net of interest income.
Provision for income taxes
We incurred income tax expense of $56.4 million for Fiscal Year 2021 and $14.5 million for Fiscal Year 2020, an increase of $41.9 million or 289.5%. This increase in tax expense was primarily due to increased income from operations.
Our effective income tax rate decreased to 21.7% for Fiscal Year 2021 from 25.1% for Fiscal Year 2020 primarily due to lower state tax expenses, the release of a valuation allowance against certain international net operating losses, and a higher tax deduction related to stock option exercises.

Net income
As a result of the foregoing, net income increased to $203.7 million in Fiscal Year 2021 compared to net income of $43.3 million in Fiscal Year 2020, an increase of $160.4 million or 370.5%.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $421.7 million in Fiscal Year 2021 from $231.6 million in Fiscal Year 2020, an increase of $190.2 million or 82.1% driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $258.8 million, partially offset by an increase in SG&A expenses of $72.0 million.
Adjusted EBITDA margin increased to 30.1% in Fiscal Year 2021 compared to 26.5% in Fiscal Year 2020, an increase of 363 basis points.
See “— Non-GAAP Reconciliation” for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.

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
Segment income represents net sales less cost of sales, less segment SG&A and RD&E. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “— Non-GAAP Reconciliation” for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures:

(Dollars in Thousands)	Fiscal Year 2021			Fiscal Year 2020
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$1,401,794	$1,160,850	$240,944	$875,402	$706,514	$168,888
Gross profit	$655,782	$558,950	$96,832	$397,031	$334,611	$62,420
Gross profit margin %	46.8%	48.2%	40.2%	45.4%	47.4%	37.0%
Segment income	$419,081	$359,886	$59,195	$202,619	$171,815	$30,804
Segment income margin %	29.9%	31.0%	24.6%	23.1%	24.3%	18.2%
Adjusted segment income(a)	$457,530	$396,410	$61,120	$241,140	$206,904	$34,236
Adjusted segment income margin %(a)	32.6%	34.1%	25.4%	27.5%	29.3%	20.3%
Expenses not allocated to segments
Corporate expense, net	$53,430			$20,854
Acquisition and restructuring related expense	$15,030			$19,317
Amortization of intangible assets	$32,647			$37,896
Operating income	$317,974			$124,552
(a)See “—Non-GAAP Reconciliation.”
North America (“NAM’’)

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Net sales	$1,160,850	$706,514
Gross profit	$558,950	$334,611
Gross profit margin %	48.2%	47.4%
Segment income	$359,886	$171,815
Segment income margin %	31.0%	24.3%
Adjusted segment income(a)	$396,410	$206,904
Adjusted segment income margin %(a)	34.1%	29.3%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales increases were driven by the following:

2021
Volume	54.5%
Price, net of discounts and allowances	8.3%
Currency and other	1.5%
Total	64.3%
Net sales
Increased to $1,160.9 million in Fiscal Year 2021 from $706.5 million in Fiscal Year 2020, an increase of $454.3 million or 64.3%.
This was primarily the result of a 54.5% increase in volume mostly due to higher sales of residential pool equipment as demand for more efficient, environmentally friendly and automated pool products remained robust, a 8.3% favorable impact from price increases, and a 1.5% favorable impact of foreign currency translation.
Gross profit and Gross profit margin
Gross profit increased to $559.0 million in Fiscal Year 2021 from $334.6 million in Fiscal Year 2020, an increase of $224.3 million or 67.0%.
Gross profit margin rose to 48.2% in Fiscal Year 2021 from 47.4% in Fiscal Year 2020, an increase of 79 basis points, primarily driven by the net price increase discussed above, manufacturing leverage, and cost savings, partially offset by the inflationary increases from raw materials, freight, and higher import duties.
Segment income and Segment income margin
Segment income increased to $359.9 million in Fiscal Year 2021 from $171.8 million in Fiscal Year 2020, an increase of $188.1 million or 109.5%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses of $30.7 million, or 20.6%, primarily driven by volume-related higher selling and distribution expenses, incentive and stock-based compensation expense, and warranty expenses. As a percentage of segment net sales, SG&A and RD&E expenses decreased from 23.0% in the Fiscal Year 2020 to 17.1% as a result of increased productivity and operating expense leverage.
Segment income margin increased to 31.0% in Fiscal Year 2021 from 24.3% in Fiscal Year 2020, an increase of 668 basis points achieved from increased gross profit margin and operating expense leverage as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $396.4 million in Fiscal Year 2021 from $206.9 million in Fiscal Year 2020, an increase of $189.5 million or 91.6%. This was driven by the higher segment income as discussed above, adjusted by the adjustments for additional non-cash or non-recurring charges.

Adjusted segment income margin increased to 34.1% in Fiscal Year 2021 from 29.3% in Fiscal Year 2020, an increase of 486 basis points.
Europe & Rest of World (“E&RW”)
(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Net sales	$240,944	$168,888
Gross profit	$96,832	$62,420
Gross profit margin %	40.2%	37.0%
Segment income	$59,195	$30,804
Segment income margin %	24.6%	18.2%
Adjusted segment income(a)	$61,120	$34,236
Adjusted segment income margin %(a)	25.4%	20.3%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales increases were driven by the following:

2021
Volume	33.1%
Price, net of discounts and allowances	4.0%
Currency and other	5.6%
Total	42.7%
Net sales
Increased to $240.9 million in Fiscal Year 2021 from $168.9 million in Fiscal Year 2020, an increase of $72.1 million or 42.7%.
This increase was primarily due to 33.1% volume growth driven by continuing strong customer demand for pool products and the easing of governmental restrictions relating to COVID-19 in Fiscal Year 2021 as compared to Fiscal Year 2020, the favorable impact of foreign currency translation, and favorable pricing.
Gross profit and Gross profit margin
Gross profit increased to $96.8 million in Fiscal Year 2021 from $62.4 million in Fiscal Year 2020, an increase of $34.4 million or 55.1%.
Gross profit margin increased to 40.2% in Fiscal Year 2021 from 37.0% in Fiscal Year 2020, an increase of 323 basis points, primarily driven by volume leverage, price increases, favorable product mix, and the favorable impact of foreign currency translation, partially offset by inflationary cost pressures on shipping costs, supplies and raw materials.
Segment income and Segment income margin
Segment income increased to $59.2 million in Fiscal Year 2021 from $30.8 million in Fiscal Year 2020, an increase of $28.4 million or 92.2%. This was primarily driven by an increase in gross profit as discussed above offset in part by higher SG&A expenses of $5.8 million, or 20.7%, primarily driven by increased selling and distribution costs and higher other general and administrative costs. As a percentage of segment net sales, SG&A and RD&E expenses decreased from 18.8% in the Fiscal Year 2020 to 15.6% as a result of increased productivity and operating expense leverage.
Segment income margin increased to 24.6% in Fiscal Year 2021 from 18.2% in Fiscal Year 2020, an increase of 633 basis points. The improvement was primarily attributable to higher gross profit margin as described above.

Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $61.1 million in Fiscal Year 2021 from $34.2 million in Fiscal Year 2020, an increase of $26.9 million or 78.5%. This was primarily driven by the increased sales and operating leverage adjusted by the adjustments for additional non-cash or non-recurring charges.
Adjusted segment income margin increased to 25.4% in Fiscal Year 2021 from 20.3% in Fiscal Year 2020, an increase of 510 basis points.
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
EBITDA is defined as earnings before interest (including amortization of debt costs), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, sponsor management fees and certain non-cash, nonrecurring, or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation and amortization, stock-based compensation, sponsor management fees, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.
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

Following is a reconciliation from net income to adjusted EBITDA (dollars in thousands):

	Years Ended December 31,
	2021	2020
Net income	$203,725	$43,302
Depreciation	18,826	18,783
Amortization	38,990	44,039
Interest expense	50,854	73,615
Income taxes	56,416	14,483
Loss on extinguishment of debt	9,418	—
EBITDA	378,229	194,222
Stock-based compensation(a)	19,019	1,946
Sponsor management fees(b)	90	796
Currency exchange items(c)	4,485	(4,721)
Acquisition and restructuring related expense, net(d)	15,030	19,311
Other(e)	4,884	19,997
Total Adjustments	43,508	37,329
Adjusted EBITDA	$421,737	$231,551
Adjusted EBITDA margin	30.1%	26.5%
(a)Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)Represents discretionary fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of the consummation of our IPO.
(c)Represents non-cash mark to market (gains) losses on foreign currency contracts.
(d)Adjustments in 2021 primarily include $9.9 million of business restructuring related costs associated with the exit of an early-stage product business acquired in 2018, $3.0 million severance and relocation costs associated with the relocation of our Corporate headquarters, and $2.1 million of business restructuring related costs associated with the exit of redundant manufacturing and distribution facilities. Adjustments in 2020 include business restructuring costs related to a global manufacturing and distribution consolidation and expansion project. Costs associated with an early stage product business acquired in 2018 have been reclassified from “Acquisition and restructuring related expense, net” to “Other” to be consistent with the current period’s presentation.
(e)Adjustments for the year ended December 31, 2021 primarily include $7.4 million net insurance settlement proceeds which reflects an incurred property damage loss of $5.4 million, recorded in the second quarter, offset by insurance policy reimbursement of $12.8 million received in the fourth quarter for the aforementioned property loss as well as the consequential business interruption loss amount caused by the fire incident in Yuncos Spain, a $4.0 million legal reserve and fees, $4.0 million of operating losses related to the early stage product business acquired in 2018 mentioned above, $1.9 million related to debt refinancing, $1.0 million related to our IPO, and other immaterial items. Adjustments for the year ended December 31, 2020 include $5.1 million of operating losses related to the same early stage product business, $4.0 million of inventory write-offs, $2.5 million of COVID-19 related health and safety expenses, $2.3 million of severance and retention costs, $2.0 million of IPO related costs and other miscellaneous costs that we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income (dollars in thousands):

	Years Ended December 31,
	2021	2020
Segment income	$419,081	$202,619
Depreciation	17,891	18,082
Amortization	6,352	6,233
Stock-based compensation	9,231	1,521
Other (a)	4,948	12,685
Total Adjustments	$38,422	$38,521
Adjusted segment income	$457,503	$241,140
Adjusted segment income margin	32.6%	27.5%
(a)Adjustments in the years ended December 31, 2021 and December 31, 2020 include non-recurring severance expenses, retention bonuses, legal fees, and the operating losses of approximately $4.0 million and $5.1 million, respectively, related to an early stage product business acquired in 2018 that was phased out in 2021. $5.4 million of costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain incurred in the second quarter of 2021 were offset by insurance proceeds received in the fourth quarter of 2021. The operating losses that were recorded in prior periods under “Acquisition and restructuring related expense, net” have been reclassified to “Other” to be consistent with the current period’s presentation. The remaining adjustments for Fiscal Year 2020 include $4.0 million of inventory write-offs, $2.5 million of additional health and safety expenses related to COVID-19, professional fees and other miscellaneous costs we believe are not representative of our ongoing business operations. Currency exchange items have been reclassified from “Currency exchange items” to “Other” to be consistent with the current period’s presentation.

Following is a reconciliation from segment income to adjusted segment income for NAM (dollars in thousands):

	Years Ended December 31,
	2021	2020
Segment income	$359,886	$171,815
Depreciation	16,871	16,568
Amortization	6,351	6,233
Stock-based compensation	8,641	1,183
Other (a)	4,665	11,105
Total Adjustments	$36,528	$35,089
Adjusted segment income	$396,414	$206,904
Adjusted segment income margin	34.1%	29.3%
(a)Adjustments in the years ended December 31, 2021 and December 31, 2020 include non-recurring severance expenses, retention bonuses, legal fees, and the operating losses of approximately $4.0 million and $5.1 million, respectively, related to an early stage product business acquired in 2018 that was phased out in 2021. The operating losses that were recorded in prior periods under “Acquisition and restructuring related expense, net” have been reclassified to “Other” to be consistent with the current period’s presentation. The remaining adjustments for Fiscal Year 2020 include professional fees, additional health and safety expenses related to COVID-19, additional reserves for obsolete and nonsalable inventories and other miscellaneous costs we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW (dollars in thousands):

	Years Ended December 31,
	2021	2020
Segment income	$59,195	$30,804
Depreciation	1,020	1,514
Amortization	1	—
Stock-based compensation	590	338
Other (a)	283	1,580
Total Adjustments	$1,894	$3,432
Adjusted segment income	$61,089	$34,236
Adjusted segment income margin	25.4%	20.3%
(a)The year ended December 31, 2021 includes $5.4 million of costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain incurred in the second quarter of 2021 that were offset by the insurance proceeds received in the fourth quarter of 2021. The year ended December 31, 2020 includes additional reserves for obsolete and nonsalable inventories, COVID-19 related health and safety expenses, and other miscellaneous costs we believe are not representative of our ongoing business operations. Currency exchange items have been reclassified from “Currency exchange items” to “Other” to be consistent with the current period’s presentation.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Facility.
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
In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program that offers a price discount and extended payment terms. Under the early buy program in 2021, we ship products from October through March and receive payments for these shipments on extended credit terms, generally from February through July 2022. As a result, our accounts receivable balance increases from October through March before the early buy payments are received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received.
During the fourth quarter, we continued to generate strong cash provided by operating activities, which allowed us to make strategic inventory purchases to mitigate supply chain constraints without any borrowing under the ABL Facility.
Unrestricted cash and cash equivalents totaled $265.8 million as of December 31, 2021, which is an increase of $150.9 million from $114.9 million at December 31, 2020.
We focus on increasing cash flow and solidifying the liquidity position through working capital initiatives while continuing to fund business growth initiatives. We believe that net cash provided by operating activities and availability under the ABL Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months. On June 1, 2021, we increased the ABL Facility from $250.0 million to $475.0 million to provide for future liquidity needs.

Credit Facilities
We amended the First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) in the second quarter of 2021. For further information on the terms of the Credit Facilities, please see Note 9, “Long-Term Debt” of Notes to the Consolidated Financial Statements in this Form 10-K.
Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
First Lien Term Facility, due May 28, 2028	$995,000	$957,985
Incremental First Lien Term Facility, due August 4, 2026	—	150,000
Second Lien Term Facility, due August 4, 2025	—	205,000
ABL Revolving Credit Facility	—	—
Finance lease obligations	7,780	9,682
Subtotal	1,002,780	1,322,667
Less: Current portion of the long-term debt	(12,155)	(2,768)
Less: Unamortized debt issuance costs	(17,501)	(19,643)
Total	$973,124	$1,300,256
ABL Facility
On June 1, 2021, the Company amended the ABL Facility to increase the aggregate amount of the revolving loan commitments to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. The maturity of the ABL Facility was extended to June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively, which interest rate provisions were not affected by the amendment. In addition, we have the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
For the year ended December 31, 2021, the average borrowing base under the ABL Facility was $170.1 million and the average loan balance outstanding was $14.3 million. As of December 31, 2021, the loan balance was zero with a borrowing availability of $128.9 million. During the year ended December 31, 2021, the effective interest rate was 3.37%.
For the year ended December 31, 2020, the average borrowing base under the ABL Facility was $149.5 million and the average loan balance outstanding was $51.7 million. As of December 31, 2020 the loan balance was zero with a borrowing availability of $87.0 million. During the year ended December 31, 2020, the effective interest rate was 4.82%.
First Lien Term Facilities
On May 28, 2021, the Company amended its First Lien Term Facility to, among other things, increase the aggregate amount available to borrow by $51.0 million to $1.0 billion, reduce the interest rate, and extend the maturity date to May 28, 2028. In addition, the Company has the option to increase the First Lien Term Facility subject to certain conditions, including the commitment of the participating lenders. On such date, the Company increased its borrowings under the First Lien Term Facility to $1.0 billion.
The First Lien Term Facility bears interest at a rate equal to a base rate or LIBOR, plus, in either case, an applicable margin. In the case of LIBOR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December, commencing on September 30, 2021.
During the year ended December 31, 2021, the company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the year ended December 31, 2021 was $364.6 million. The March 19, 2021 repayment was funded with a portion of the net proceeds received from the IPO, of which (i) $205.0 million was used to repay the outstanding borrowings under the Company’s Second Lien Term Facility in full, (ii) $131.1 million was used to repay borrowings under the Company’s First Lien Term Facility and (iii) $20.5 million was used to repay the borrowings under the Incremental First Lien Term Facility. The $8.0 million voluntary repayment on February 19, 2021 was applied to the First Lien Term Facility and the incremental First Lien Term Facility on a pro rata basis. The Company recorded $5.8 million of debt extinguishment loss related to the write off of unamortized deferred financing costs as a result of the partial repayments of the First Lien Term Facility and Incremental First Lien Term Facility.
In the second quarter 2021, due to the May 28, 2021 amendment to the First Lien Term Facility and a change in participating lenders, the Company recorded a $3.6 million debt extinguishment loss related to the write-off of unamortized deferred financing costs. During the year ended December 31, 2021, the Company recorded an aggregate total loss on debt extinguishment of $9.4 million.
As of December 31, 2021, the balance outstanding under the First Lien Term Facility was $995.0 million and the effective interest rate, net of the interest rate hedge, was 4.77%. The Incremental First Lien Term Facility was paid off as part of the refinancing of our Credit Facilities.
As of December 31, 2020, the balance outstanding under the First Lien Term Facility was $958.0 million and the effective interest rate, net of the interest rate hedge, was 5.16%. The balance outstanding under the Incremental First Lien Term Facility was $150.0 million and the effective interest rate was 4.93%.
Second Lien Term Facility
During the year ended December 31, 2021, we made $364.6 million of voluntary term loan repayments of which $205.0 million was used to repay outstanding borrowings under the Company’s Second Lien Term Facility in full. As of December 31, 2020, the balance outstanding under the Second Lien Term Facility was $205.0 million and the effective interest rate, net of the interest rate hedge, was 9.98%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of December 31, 2021, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities (dollars in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$189,387	$213,841
Net cash used in investing activities	(48,777)	(12,998)
Net cash provided (used) by financing activities	10,957	(135,121)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,065)	2,366
Change in cash and cash equivalents and restricted cash	$150,502	$68,088
Net cash provided by operating activities
Net cash provided by operating activities decreased to $189.4 million for the year ended December 31, 2021 from $213.8 million for the year ended December 31, 2020, a decrease of $24.5 million, or 11.4%. The decrease was primarily driven by an increase in net working capital in 2021 (compared to a net working capital decrease in 2020) driven by strategic inventory purchases to support strong demand coupled with inflationary impact to raw materials and longer transit time as a result of supply chain bottlenecks, and higher accounts receivables resulting from growth in net sales and lower collections from early buy program during the third and fourth quarters of 2021 as compared to prior year. This impact on working capital was partially offset by an increase in net income and an increase in non-cash adjustments.
Net cash used in investing activities
Net cash used in investing activities increased to $48.8 million for the year ended December 31, 2021 compared to $13.0 million for the year ended December 31, 2020, an increase of $35.8 million, or 275.3%. The increase was primarily driven by three acquisitions during the fourth quarter (SmartPower™, SmartValve, and Water Works Technologies Group, LLC) combined with increased capital expenditures in property, plant and equipment to support production capacity ramp up and a new distribution center in North Carolina.

Net cash provided (used) by financing activities
Net cash provided by financing activities was $11.0 million for the year ended December 31, 2021 compared to net cash used of $135.1 million for the year ended December 31, 2020, an increase of $146.1 million. For the year ended December 31, 2021, net cash provided by financing activities was primarily driven by net proceeds from the IPO and proceeds from new borrowings, partially offset by the payment of long-term debt. For the year ended December 31, 2020, net cash used was primarily driven by dividends, partially offset by proceeds from the incremental First Lien Term Facility.
Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of Fiscal Year 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (a)	$10,000	10,000	10,000	10,000	10,000	945,000	995,000
Letters of credit	4,500	—	—	—	—	—	4,500
Operating lease commitments (b)	9,950	8,920	7,591	6,893	6,809	48,602	88,765
Finance lease commitments	1,946	1,978	2,035	1,739	82	—	7,780
Total	$26,396	$20,898	$19,626	$18,632	$16,891	$993,602	1,096,045
(a)     For further information on the terms of the Credit Facilities, please see Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements in this Form 10-K and “Liquidity and Capital Resources”.
(b)     Operating lease commitments relate to our office, distribution, and manufacturing facilities. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of one to ten years and certain of these arrangements are cancellable on short notice while others require payment upon early termination. Refer to Note 15. “Leases” of Notes to Consolidated Financial Statements in this Form 10-K for further information.
Off-Balance Sheet Arrangements
We had $4.5 million and $4.4 million of outstanding letters of credit on our ABL Facility as of December 31, 2021 and December 31, 2020, respectively.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and notes to consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting estimates include the most significant estimates and management judgments used in preparing the consolidated financial statements.
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
Goodwill and Indefinite Lived Intangibles
We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. At December 31, 2021, goodwill and indefinite lived intangible assets were $924.3 million and $736.0 million respectively.
For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. As of December 31, 2021 we performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2021 and 2020, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
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
Inventory Valuation
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in our consolidated statement of operations as a loss in the period in which it occurs. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin, and current business trends. The estimates have calculations that require us to make assumptions based on the current rate of sales, age, salability of inventory, and profitability of inventory, all of which may be affected by changes in merchandising mix and consumer preferences. We review and update these reserves on a quarterly basis.
Due to the uncertainty and potential volatility of the factors used in establishing estimates, changes in assumptions could materially affect our financial condition and results of operations.
Recently Issued and Adopted Accounting Standards
See Note 2. “Significant Accounting Policies” of Notes to Consolidated Financial Statements in this Form 10-K for additional information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Currency Fluctuation Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. For the Fiscal Year 2021, approximately 24% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were primarily transacted in Euros and Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We manage various operating activities at the local level and net sales, costs, assets, and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
The Company’s transactions that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and expenses denominated in currencies other than the functional currency of the operating entity. Periodically, we use derivative financial instruments to manage the risks around the non-functional currency cash flows of our operating entities and may use forward and option contracts denominated in the Canadian dollar, the Euro, and Australian dollar.
Based on the Fiscal Year 2021, an aggregate increase or decrease of 10% in the currency exchange rate would have caused a translational increase or decrease of approximately $34 million and $6 million in net sales and net income, respectively.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate, therefore, we are exposed to market risks relating to changes in interest rates. As of December 31, 2021, we had $995.0 million of outstanding variable rate loans under the First Lien Term Facility. Based on our December 31, 2021 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $6.0 million.

On August 4, 2017, the Company entered into interest rate swap agreements to manage interest rate risk related to its variable rate debt obligations. Such agreements cap the borrowing rate on variable rate debt to provide a hedge against the risk of rising rates. As of December 31, 2020, the Company was a party to two interest rate swap agreements that effectively converted an initial notional amount of $550.0 million of its variable rate debt obligations to a fixed rate debt. The interest rate swap agreements expired on August 31, 2021 and there are no interest rate swap agreements outstanding at December 31, 2021.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. We actively manage the impact of inflation, including import duties, through strong relationships with our diverse supplier base, vendor terms negotiations, and price and promotion management. Historically, we have been able to realize price increases to partially or fully offset cost inflation. We were granted certain import duty exemptions in 2019 for products sourced from China and received refunds in 2019 and 2020. Such exemptions expired in 2020. We strategically invest through inventory purchases to obtain favorable pricing ahead of vendor price increases. As a result, we believe we have the ability to mitigate negative impacts of inflation.

ITEM 8. FINANCIAL STATEMENTS

Hayward Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hayward Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hayward Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of changes in redeemable stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2021.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Product Sales
As discussed in Note 3 to the consolidated financial statements, the Company primarily sells pool equipment to its customers. The Company’s consolidated net sales were $1,401,794 thousand for the year ended December 31, 2021. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (“FOB”) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company recognizes revenue net of rebates and other discounts.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is the high degree of auditor effort in performing procedures related to the

Company’s revenue recognition for product sales. As disclosed by management, material weaknesses existed related to the Company’s internal control environment, which impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized during the year for a sample of product revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment, and subsequent cash receipts, where applicable; (ii) testing the completeness, accuracy, and occurrence of amounts recognized during the year for a sample of rebate and other discount transactions by obtaining and inspecting source documents, including support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and cash payment, where applicable; (iii) testing the completeness, accuracy, and existence for a sample of amounts accrued as of December 31, 2021 related to rebates and other discounts by obtaining and inspecting source documents, including support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and subsequent cash payment, where applicable; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2021 and obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment, and subsequent cash receipts, where applicable, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 9, 2022

We have served as the Company’s auditor since 1999.

Hayward Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$265,796	$114,864
Accounts receivable, net of allowances of $2,003 and $1,359 respectively	208,112	140,216
Inventories, net	233,449	145,330
Prepaid expenses	12,459	10,266
Other current assets	30,705	13,738
Total current assets	750,521	424,414
Property, plant and equipment, net	146,754	142,318
Goodwill	924,264	920,325
Trademark	736,000	736,000
Customer relationships, net	242,854	271,462
Other intangibles, net	103,192	106,697
Other non-current assets	74,885	5,934
Total assets	$2,978,470	$2,607,150
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Current portion of the long-term debt	$12,155	$2,768
Accounts payable	87,445	69,632
Accrued expenses and other liabilities	190,378	141,819
Income taxes payable	13,886	4,435
Total current liabilities	303,864	218,654
Long-term debt	973,124	1,300,256
Deferred tax liabilities, net	262,378	273,628
Other non-current liabilities	69,591	10,851
Total liabilities	1,608,957	1,803,389
Commitments and contingencies (Note 14)
Redeemable stock
Class A stock $0.001 par value, no shares authorized, issued, or outstanding at December 31, 2021; 1,500,000 shares authorized, 872,598 issued and 869,823 outstanding at December 31, 2020	—	594,500
Class C stock $0.001 par value, no shares authorized, issued, or outstanding at December 31, 2021; 100 authorized, issued and outstanding at December 31, 2020	—	—
Stockholders’equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock $0.001 par value, 750,000,000 authorized; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021; 3,846,960 issued and 2,772,900 outstanding at December 31, 2020	238	3
Additional paid-in capital	1,058,724	10,297
Treasury stock; 5,375,417 and 4,340,310 at December 31, 2021 and 2020, respectively	(14,066)	(3,686)
Retained earnings	320,875	202,997
Accumulated other comprehensive income (loss)	3,742	(350)
Total stockholders’ equity	1,369,513	209,261
Total liabilities, redeemable stock and stockholders’ equity	$2,978,470	$2,607,150
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,401,794	$875,402	$733,445
Cost of sales	746,012	478,371	409,930
Gross profit	655,782	397,031	323,515
Selling, general, and administrative expense	267,264	195,220	179,370
Research, development, and engineering expense	22,867	20,046	19,910
Acquisition and restructuring related expense	15,030	19,317	(16,324)
Amortization of intangible assets	32,647	37,896	41,828
Operating income	317,974	124,552	98,731
Interest expense, net	50,854	73,615	84,495
Loss on debt extinguishment	9,418	—	—
Other (income) expense, net	(2,439)	(6,848)	2,139
Total other expense	57,833	66,767	86,634
Income from operations before income taxes	260,141	57,785	12,097
Provision for income taxes	56,416	14,483	3,574
Net income	$203,725	$43,302	$8,523
Comprehensive income, net of tax
Net income	$203,725	$43,302	$8,523
Foreign currency translation adjustments, net of tax expense (benefit) of $763, $(1,430), and $1,498, respectively	(768)	5,196	8,784
Change in fair value of derivatives, net of tax expense (benefit) of $1,620, $(994), and $(3,309), respectively	4,860	(2,876)	(9,360)
Comprehensive income	$207,817	$45,622	$7,947
Earnings per common share
Basic	$0.52	$0.25	$0.05
Diluted	$0.49	$0.25	$0.05
Weighted average common share outstanding
Basic	187,688,087	1,331,850	924,690
Diluted	200,574,232	2,468,895	2,436,135

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Changes in Redeemable Stock and Stockholders’ Equity
(Dollars in thousands)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	870,369	$869,500	6,314,880	$6	$5,087	$(181)	$150,703	$(2,094)	$153,521
Change in accounting policy	—	—	—	—	—	—	879	—	879
Net income	—	—	—	—	—	—	8,523	—	8,523
Issuance of Class A stock	2,128	—	—	—	1,276	—	—	—	1,276
Cash distributions	—	—	—	—	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	1,556	—	—	—	1,556
Exercise of stock options	—	—	94,965	—	45	—	—	—	45
Repurchase of stock	(100)	—	(3,295,695)	(3)	—	(1,007)	—	—	(1,010)
Comprehensive income (loss)	—	—	—	—	—	—	—	(576)	(576)
Balance at December 31, 2019	872,397	869,500	3,114,150	3	7,964	(1,188)	159,900	(2,670)	164,009
Net income	—	—	—	—	—	—	43,302	—	43,302
Issuance of Class A stock	51	—	—	—	54	—	—	—	54
Cash distributions	—	(275,000)	—	—	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	1,945	—	—	—	1,945
Exercise of stock options	—	—	703,560	—	334	—	—	—	334
Repurchase of stock	(2,525)	—	(1,044,810)	—	—	(2,498)	—	—	(2,498)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,320	2,320
Balance at December 31, 2020	869,923	594,500	2,772,900	3	10,297	(3,686)	202,997	(350)	209,261
Net income	—	—	—	—	—	—	203,725	—	203,725
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	679,644	—	(85,805)	—	594,045
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Cash distributions	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	15,005	—	—	—	15,005
Issuance of common stock for compensation plans	—	—	2,971,149	7	2,004	—	—	—	2,011
Repurchase of stock	(186)	—	(1,035,107)	—	—	(10,380)	—	—	(10,380)
Comprehensive income (loss)	—	—	—	—	—	—	—	4,092	4,092
Balance at December 31, 2021	—	$—	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$203,725	$43,302	$8,523
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	18,826	18,783	17,163
Amortization of intangible assets	38,990	44,039	46,775
Amortization of deferred debt issuance fees	4,005	5,418	5,292
Stock-based compensation	15,005	1,945	1,556
Deferred income taxes	(15,314)	(277)	(16,615)
Allowance for bad debts	644	(207)	116
Loss on debt extinguishment	9,418	—	—
Loss on write-off on intangible assets	6,319	—	—
Loss (gain) on sale of property, plant and equipment	4,219	2,017	(16,163)
Changes in operating assets and liabilities
Accounts receivable	(70,115)	47,260	2,086
Inventories	(89,660)	(4,652)	5,106
Other current and non-current assets	(17,161)	(13,039)	9,726
Accounts payable	18,365	15,883	16,148
Accrued expenses and other liabilities	62,121	53,369	14,244
Net cash provided by operating activities	189,387	213,841	93,957

Cash flows from investing activities
Purchases of property, plant, and equipment	(26,222)	(14,221)	(25,019)
Purchases of intangibles	(914)	(1,360)	(1,658)
Acquisitions, net of cash acquired	(21,509)	—	—
Proceeds from sale of property, plant, and equipment	25	458	28,519
Cash received (paid) for settlements of investment currency hedge	(157)	2,125	2,199
Net cash (used in) provided by investing activities	(48,777)	(12,998)	4,041

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	377,400	—	—
Costs associated with Initial Public Offering	(26,124)	—	—
Purchases of common stock for treasury	(9,524)	(2,498)	(1,007)
Proceeds from issuance of long-term debt	51,659	150,000	—
Debt issuance costs	(12,551)	(4,017)	—
Payments of long-term debt	(369,644)	(3,500)	(27,711)
Net change in revolving credit facility	—	—	(37,003)
Issuance of Class A stock	221	54	1,276
Distributions paid to Class A and Class C stockholders	—	(275,208)	(211)
Dividends paid	(41)	(205)	(205)
Other, net	(439)	253	(205)
Net cash provided by (used in) financing activities	10,957	(135,121)	(65,066)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,065)	2,366	(35)

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Change in cash and cash equivalents and restricted cash	150,502	68,088	32,897
Cash and cash equivalents and restricted cash, beginning of year	115,294	47,206	14,309
Cash and cash equivalents and restricted cash, end of year	$265,796	$115,294	$47,206

Supplemental disclosures of cash flow information:
Cash paid-interest	$46,763	$68,461	$79,191
Cash paid-income taxes	62,467	12,041	13,025
Equipment financed under finance leases	—	8,100	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1.Nature of Operations and Organization
Hayward Holdings, Inc. (the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has eight primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, Spain (three) and China, and other facilities in the United States, Canada, France, Spain and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to customers.
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
References to the “Reclassification” refer to (i) the reclassification of the Company’s Class B common stock into Common Stock on March 2, 2021, (ii) the 195-for-1 stock split of the Company’s common stock on March 2, 2021, (iii) the conversion of the Company’s Class A stock into Common Stock, (iv) the redemption of the Company’s Class\C stock and (v) the filing and effectiveness of the Company’s second restated certificate of incorporation and the adoption of its amended and restated bylaws on March 16, 2021.
All share and per share amounts for all periods presented in these consolidated financial statements and related notes have been adjusted retroactively, where applicable, to reflect the Reclassification.
On March 16, 2021, the Company completed its IPO whereby it issued 22,200,000 shares of its Common Stock, and entities affiliated with CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners”) and Alberta Investment Management Corporation (“AIMCo”) and, together with CCMP and MSD Partners, the (“Sponsors”) sold an aggregate of 20,893,665 shares of the Company’s Common Stock, inclusive of 2,815,887 shares sold by entities affiliated with the Sponsors pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The shares began trading on the New York Stock Exchange on March 12, 2021. The aggregate net proceeds received by the Company from the IPO were $356.6 million, after deducting underwriting discounts and commissions and other offering costs. The Company used the net proceeds from the IPO to repay existing indebtedness outstanding under its credit facilities as further described in Note 9. Long-term Debt.
2.Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to estimates and assumptions include the valuation of allowances for receivables, inventories, the carrying value of goodwill and other intangible assets, fair value measurements, derivative financial instruments, revenue recognition, income taxes, stock-based compensation, self-insurance and warranty obligations and the fair value of acquired assets and liabilities. Actual results may differ significantly from those estimates.
Cash and Cash Equivalents

Cash equivalents primarily consist of cash on deposit with banks and liquid investments in next day, AAA rated money market, government securities, and treasury funds with an original term of three months or less at date of purchase. The Company’s cash and cash equivalent balances deposited at financial institutions may at times exceed federally insured limits. The Company does not believe that its cash balances are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Periodically throughout the period, the Company’s cash balance exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company sweeps available cash on hand daily either to reduce any revolver balance outstanding or deposit in an interest bearing account. In the event the Company receives a remittance via wire transmission after the sweep deadline, the cash will remain as on-hand overnight and may, from time to time, exceed the amount insured by the FDIC. In addition, the Company maintains cash balances at banking institutions in Australia, China, Canada, France, and Spain, which are not protected by FDIC insurance. We mitigate potential cash risk by maintaining bank accounts with credit worthy financial institutions.
The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the consolidated balance sheets and consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$265,796	$114,864
Restricted cash(a)	—	430
Total	$265,796	$115,294
(a) Included in Other current assets
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is an estimate of current expected credit losses that is determined based on a variety of factors that affect the potential collectability of related receivables, including customer history, customer credit ratings, financial stability of customers, specific one-time events and overall economic environment.
Activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at beginning of Period	Charges (Recoveries) to Costs and Expenses	Additions (Deductions)	Balance at End of Period
2019	$1,450	$167	$(51)	$1,566
2020	1,566	(287)	80	1,359
2021	1,359	724	(80)	2,003
Inventories
Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves on a first-in, first-out (“FIFO”) basis. Effective November 30, 2020, the Company changed its inventory cost method to FIFO for all U.S. inventories previously carried at last-in, first-out (“LIFO”) basis. Management determined that this change in accounting principle is preferable because the FIFO method improves comparability of the Company’s operating results with its industry peers and provides an increased level of consistency in the measurement of inventories in the Company’s consolidated financial statements. All international inventories were previously, and continue to be, measured using FIFO. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied to all prior periods presented. The impact of the change was not material.
Property, Plant, and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method of depreciation based upon the following estimated useful lives:
•Buildings and improvements—10 to 40 years
•Machinery, tools and equipment—3 to 20 years
Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and corresponding accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operating income.
The Company reviews the recoverability of long-lived assets to be held and used when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of long-lived assets. The Company recorded no significant long-lived asset impairment charges for property, plant, and equipment for the years ended December 31, 2021 and 2020.
Goodwill and Intangible Assets
The purchase price in excess of net assets of businesses acquired is classified as goodwill in the accompanying consolidated balance sheets.
The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company determined that it has 5 reporting units for this purpose. The Company tests for impairment at least annually or if there is an indication that goodwill may be impaired.
The Company has the option to first complete a qualitative assessment (i.e., “Step 0”) to determine whether it is more likely than not that the fair value of the business is less than its carrying amount. If the Company determines that this is the case, it is required to perform the currently prescribed quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be charged for that reporting unit, if any.
Under the quantitative assessment, the Company compares the carrying value of goodwill at a reporting unit level to an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
For the years ended December 31, 2021 and 2020, the Company completed its annual qualitative impairment analysis of goodwill for each of its reporting units at November 30, 2021 and 2020, respectively. The results of the qualitative assessments indicated that it was not more likely than not that the fair values of the reporting units were less than the carrying values.
Intangible assets with indefinite lives (i.e., trademarks) are not amortized; rather, they are tested for impairment whenever events or circumstances exist that would make it more likely than not that an impairment exists. The Company first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value.
For the years ended December 31, 2021 and 2020, the Company completed its annual qualitative impairment analysis of indefinite-lived intangible assets at November 30, 2021 and 2020, respectively. The results of the qualitative assessments indicated that it was not more likely than not that the fair values of the indefinite-lived intangible assets were less than the carrying values.
Intangible assets with finite lives are amortized based on the estimated useful life of the intangible asset using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined using a straight-line amortization method.
In the fourth quarter of 2021, the Company discontinued a product line related to an early-stage product business acquired in 2018. As part of the product line discontinuance, the Company reviewed the recoverability of certain definite-lived intangible assets associated with this product line. The assessment of possible impairment was based on the Company’s ability to recover the carrying value of the assets from the expected undiscounted future pre-tax cash flows of the related operations. As a result of the impairment assessment, the Company determined that the cash flows were less than the carrying value of the assets, and an impairment loss of $6.3 million was recognized for the difference between estimated fair value and carrying value.
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value, which is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants, in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.
The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.
Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Derivatives
The Company manages its economic and transaction exposure to certain risks through the use of foreign currency derivative instruments and interest rate swaps. The Company’s objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. The Company does not hold derivative instruments for trading or speculative purposes.
In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the Company records all derivative instruments on its consolidated balance sheet at fair value and evaluates hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. The Company formally documents all hedging relationships at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction.
The Company operates in multiple functional currencies. For foreign currency exposures, derivatives are used to limit the effects of foreign exchange rate fluctuations on financial results. In the normal course of business, the Company is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company limits its exposure to these risks by following established risk management policies and procedures, including the use of derivatives. For interest rate exposures, derivatives are used to manage the related cost of debt. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected AAA rated money market investments.
Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive loss, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period income. Other comprehensive income or loss is reclassified into current period income when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period income. Ineffective portions of fair value hedges are recognized in current period income. Changes in the fair value and realized gains or losses of derivative instruments designated as “net investment hedges” are recorded in cumulative translation adjustment until the hedged net investment is sold or liquidated.
Redeemable Stock
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable stock (including stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s Class A stock included conversion features triggered upon an initial public offering and did not meet the definition of permanent equity. The Company’s Class C stock featured certain redemption rights that were considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, stock subject to possible redemption is presented outside of the stockholders’ equity section of the Company’s consolidated balance sheet. The Company’s Class A and Class C stock were redeemed in connection with the IPO and no longer exist as of December 31, 2021.
Revenue Recognition
Revenue is recognized by the Company, net of sales taxes, when goods or services obligated in a contract with a customer have been transferred, and no further performance obligation on such transfer is required, in an amount that reflects the consideration expected to be received. For the sale of the Company’s products, revenue is typically recognized upon shipment.
Customers are offered volume discounts and other promotional benefits. The Company estimates volume discounts, promotional benefits, and returns based upon the terms of the customer contracts and actual historical experience and records such amounts as a reduction of gross sales with an offsetting adjustment to accounts receivable. The Company regularly monitors the adequacy of these offsets by comparing to actual results.
The Company considers shipping and handling activities as a fulfillment activity. Net sales include outbound shipping and handling charges billed to customers. Cost of sales includes all costs incurred in connection with inbound and outbound shipping and handling.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets and deferred tax liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.
The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the amount of tax benefit that is greater than 50% likely of being realized upon ultimate agreement with the taxing authority. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. See Note 8. Income Taxes.
The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense of which there was no expense for the years ended December 31, 2021 and 2020.
Concentration of Credit Risks

One customer, Pool Corporation, accounted for approximately 36% and 30% of consolidated sales for the years ended December 31, 2021 and 2020, respectively and represented 42% and 35% of total accounts receivable at December 31, 2021 and 2020, respectively. No other customer accounted for sales or accounts receivable of greater than 10% of the relative total amounts. The Company has adequate availability of suppliers. The loss of any one supplier would not have a long-term material effect on the Company’s operations.
Research, Development, and Engineering
The Company conducts research, development and engineering (“RD&E”) activities in its own facilities which consist primarily of the development of new products, enhanced product applications, improved manufacturing and packaging processes. Costs of RD&E are primarily expensed as incurred. RD&E costs applicable to the development of software used in Company products are expensed as incurred until the software is determined to be technologically feasible and the RD&E activities for the other related components of the product have been completed. Once the software is determined to be technologically feasible, costs incurred are capitalized and amortized over the expected life of the product.
Advertising Costs
Advertising costs are typically expensed as incurred; however, certain costs are deferred and included within other current assets on the Company’s consolidated balance sheets. These deferred costs are expensed as the events occur or as the materials are distributed. Advertising costs expensed were $7.2 million, $9.1 million, and $11.6 million for the years ended December 31, 2021, 2020, and 2019 respectively.
Stock-Based Compensation
The Company uses its common stock for various forms of share-based compensation arrangements entered into with its employees and directors. Share-based compensation arrangements are accounted for at fair value on the date of grant. The fair value of stock options is determined using a Black-Scholes valuation model. The fair value of other share-based awards is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is recognized in the period the performance condition is probable of occurring. The Company recognizes forfeitures as they occur. Stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. See Note 17. Stock-based Compensation.
Earnings per Share
The two-class method is an earnings allocation formula that determines earnings per share (“EPS”) for common stock and participating securities, according to rights to dividends declared and participation rights in undistributed earnings. Under this method, net earnings is reduced by the amount of dividends declared in the current period for each class of common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between the classes of common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net earnings attributable to each class of common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings attributable to common stockholders per common share has been computed by dividing the net earnings attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the more dilutive of the two- class method, if-converted method or treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options and restricted stock become anti-dilutive, and basic and diluted EPS are computed in the same manner.
The Company calculates basic earnings per share (“Basic EPS”) using the two-class method, which is required for the year-ended 2021 as the Company had multiple classes of common stock prior to the IPO. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the Class A and common stockholders. The weighted-average number of Class A and common shares outstanding during the period is then used to calculate basic EPS for each class of shares.

The Class C stock does not have substantive economic rights, including distribution upon liquidation, and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class C stock under the two-class method has not been presented.
Stock options and other potential common shares are included in the calculation of diluted earnings per share (“Diluted EPS”), since they are assumed to be exercised or converted, except when their effect would be anti- dilutive.
Insurance
The Company obtains standard corporate insurance policies with an insured position subject to retention (deductible) for risks including but not limited to fire, flood, cyber, directors and officers, business interruption, ocean cargo, workers’ compensation in the United States, automobile, property and casualty, general liability, and product liability. The Company offers employee medical benefits in the United States under a self funded plan combined with stop-loss coverage to limit its exposure to large claims. Insurance claims filed and claims incurred but not reported are accrued based upon estimates of the ultimate costs to be incurred using historical experience.
Foreign Currency Translation
The Company predominantly uses the U.S. dollar as its functional currency. The Company has international subsidiaries whose local currency has been determined to be their functional currency. For these subsidiaries, the assets and liabilities are translated using period-end exchange rates, and the revenues and expenses are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translation are recorded separately in stockholders’ equity as a component of accumulated other comprehensive loss. The effect of exchange rate changes on intercompany transactions of a long term and permanent nature are credited or charged directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses, including the translation of monetary assets or liabilities denominated in a currency other than the functional currency, are reported in other income or expense.
Acquisitions
The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill in the accompanying consolidated balance sheets. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the accompanying consolidated statements of operations in the period the costs are incurred. See Note 19 for additional details regarding the Company’s acquisitions.
Asset acquisitions are accounted for using a cost accumulation and allocation model and the cost of the acquisition is allocated to the assets acquired and liabilities assumed. In an acquisition of assets, acquisition-related costs are capitalized and goodwill is not assigned. Contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.
Recently Adopted Accounting Standards
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842” or the “new standard”), and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard became effective for the Company on December 31, 2021 because the Company ceased to be an Emerging Growth Company ("EGC") under applicable rules of the Securities and Exchange Commission as of December 31, 2021, and the Company adopted the standard as of January 1, 2021.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. When the rate implicit in the lease is not readily determinable, we use the incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date and factors in a hypothetical interest rate on a collateralized basis with similar terms, payments and economic environments. Our ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, minus any lease incentives received, and any direct costs incurred by the lessee.
Effective January 1, 2021, the Company adopted the new standard using the modified retrospective method at the adoption date. The new standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. As a result, the Company is utilizing the historical lease classification. Financial positions for reporting periods beginning on or after January 1, 2021 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of its lease components for balance sheet purposes.
The impact upon adoption as of January 1, 2021 resulted in the initial recognition of lease liabilities based on the present value of the remaining minimum rental payments for existing operating leases of approximately $48.6 million and corresponding ROU assets of approximately $43.9 million on the consolidated balance sheets. The ROU assets are net of $4.7 million of liabilities for deferred rent and unamortized landlord lease incentives that were previously recorded as other non-current liabilities.
See Note 15. Leases.
New Credit Loss Standard
In June 2016, the FASB issued accounting standard ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that requires companies to utilize an impairment model (current expected credit loss, or CECL) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model under prior GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2021, the Company adopted this standard. The adoption of this standard did not have a material impact on the consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740) to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. Effective January 1, 2021, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment. The standard eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the previous guidance). Rather, the measurement of a goodwill impairment charge is based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the previous guidance). The impact of the new standard is dependent on the specific facts and circumstances of individual impairments, if any. The adoption of this guidance did not have an impact on the consolidated financial statements as the Company performed a Step 0 qualitative test.
Recently Issued Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.
3.Revenue Recognition
The Company primarily sells pool equipment including pumps, filters, heaters, cleaners, salt chlorinators, automation, lighting, safety and flow control products to its customers. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (“FOB”) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company’s standard customer payment terms are net thirty days. The Company has established an early-buy program for select customers for purchases made outside of peak season that extends favorable payment terms, not to exceed 120 days, and applies the practical expedient in Accounting Standards Codification (the‘‘ASC’’) 606-10-32-18 to not adjust the amount of consideration for the effects of a significant financing component. The Company recognizes revenue net of rebates and other discounts.
Under some arrangements, the Company and its customer agree to an annual incentive agreement. These incentive agreements establish all potential rebates and discounts. The transaction price is reduced for certain customer programs and offerings including pricing arrangements and other volume-based rebates and discounts that represent variable consideration.
Volume-based rebates are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these rebate programs, at the time of sale, the Company determines the most likely amount of the rebate based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and the transaction price is reduced for the anticipated cost of the rebate.
The following tables disaggregate net sales between product groups and geographic regions, respectively (in thousands):

	Years Ended December 31,
	2021	2020	2019
Product groups
Residential pool	$1,325,284	$815,853	$663,548
Commercial pool	30,888	24,442	29,234
Industrial flow control	45,622	35,107	40,663
Total	$1,401,794	$875,402	$733,445
Geographic
United States	$1,011,710	$623,598	$509,697
Canada	149,140	82,916	66,239
Europe	169,949	118,913	99,603
Rest of World	70,995	49,975	57,906
Total international revenue	390,084	251,804	223,748
Total	$1,401,794	$875,402	$733,445
4.Inventories
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$124,545	$67,918
Work in progress	22,669	13,488
Finished goods	86,235	63,924
Total	$233,449	$145,330
Activity in the Company’s inventory obsolescence reserve is as follows (in thousands):

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Other	Balance at End of Period
2019	$6,612	$786	$—	$111	$7,509
2020	7,509	6,770	(575)	290	13,994
2021	$13,994	$2,654	$(10,146)	$—	$6,502

5.Property, Plant, and Equipment, Net
The carrying value of property, plant, and equipment is as follows (in thousands):

	December 31,
	2021	2020
Land	$11,469	$11,393
Buildings and improvements	45,469	47,823
Machinery, tools and equipment	123,602	113,136
Construction in progress	24,270	11,462
Owned equipment	204,810	183,814
Buildings and improvements	—	1,100
Machinery, tools and equipment	9,280	9,304
Equipment under finance lease	9,280	10,404
Less: Accumulated depreciation	(67,336)	(51,900)
Total	$146,754	$142,318
Depreciation expense was $18.8 million, $18.8 million, and $17.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table presents property, plant, and equipment, net, by country (in thousands):

	December 31,
	2021	2020
United States	$110,342	$102,031
China	24,823	24,248
Canada	8,538	8,870
Spain	2,300	6,454
France	556	498
Other	195	217
Total	$146,754	$142,318

6.Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill is as follows (in thousands):

	North America	Europe & Rest of World	Total
Balance at December 31, 2019	820,565	94,505	915,070
Currency translation	1,528	3,700	5,228
Balance at December 31, 2020	822,093	98,232	920,325
Acquisitions	6,496	—	6,496
Currency translation	$502	$(3,059)	$(2,557)
Balance at December 31, 2021	$829,091	$95,173	$924,264
As of December 31, 2021 the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2021 and 2020, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2021	2020
Intangible assets	$1,279,677	$1,275,498
Accumulated amortization	(197,631)	(161,339)
Intangible assets, net	$1,082,046	$1,114,159

	Estimated Useful Lives	Net Carrying Amount December 31, 2020	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2021
Customer relationships	15-20	$271,462	$—	$(27,892)	$—	$(716)	$242,854
Covenant not to compete	5	—	75	—	—	—	75
Trademarks	15	54,610	2,100	(4,703)	—	—	52,007
Product technology	10-20	52,087	11,714	(6,395)	(6,319)	23	51,110
Total amortizable intangibles		378,159	13,889	(38,990)	(6,319)	(693)	346,046
Trademarks		736,000					736,000
Total intangible assets		$1,114,159	$13,889	$(38,990)	$(6,319)	$(693)	$1,082,046

	Estimated Useful Lives	Net Carrying Amount December 31, 2019	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2020
Customer relationships	15-20	$302,296	$—	$(33,548)	$—	$2,714	$271,462
Trademarks	15	58,999	—	(4,389)	—	—	54,610
Product technology	10-15	56,315	2,199	(6,102)	—	(325)	52,087
Total amortizable intangibles		417,610	2,199	(44,039)	—	2,389	378,159
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,153,610	$2,199	$(44,039)	$—	$2,389	$1,114,159
In the fourth quarter of 2021, the Company discontinued a product line related to an early-stage product business acquired in 2018. As part of the product line discontinuance, the Company reviewed the recoverability of certain definite-lived intangible assets associated with this product line. The assessment of possible impairment was based on the Company’s ability to recover the carrying value of the assets from the expected undiscounted future pre-tax cash flows of the related operations. As a result of the impairment assessment, the Company determined that the cash flows were less than the carrying value of the assets, and an impairment loss of $6.3 million was recognized for the difference between estimated fair value and carrying value.
Amortization expense was $39.0 million, $44.0 million and $46.8 million (of which $6.4 million, $6.1 million and $5.0 million is included within cost of sales) for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, the weighted-average remaining lives of definite-lived intangible assets is approximately 12.9 years. The weighted-average remaining lives at December 31, 2021 for customer relationships, trademarks and product technology are approximately 14.6, 10.3 and 8.0 years, respectively.

Estimated future amortization expense related to amortizable intangibles as of December 31, 2021 is as follows (in thousands):

2022	$36,307
2023	32,564
2024	30,001
2025	25,940
2026	25,940
Thereafter	195,294
Total	$346,046

7.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Selling, promotional and advertising	$41,975	$25,377
Employee compensation and benefits	49,552	34,240
Warranty reserve	24,174	16,412
Inventory purchases	18,606	13,703
Insurance reserve	8,842	9,779
Deferred income	8,074	11,694
Operating lease liability - short term	7,546	—
Business restructuring costs	1,397	1,700
Derivative liability	—	9,307
Professional fees	2,027	2,900
Payroll taxes	4,522	3,169
Other accrued liabilities	23,663	13,538
Total	$190,378	$141,819
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
Changes in the warranty reserve are as follows (in thousands):

Balance at January 1, 2019	$12,247
Accrual for warranties issued during the period	25,253
Payments	(23,277)
Balance at December 31, 2019	14,223
Accrual for warranties issued during the period	27,576
Payments	(25,387)
Balance at December 31, 2020	16,412
Accrual for warranties issued during the period	34,686
Payments	(26,924)
Balance at December 31, 2021	$24,174
8.Income Taxes
The components of income from operations before income taxes by jurisdiction are as follows (in thousands):

	December 31,
	2021	2020	2019
United States	$183,539	$38,721	$13,880
International	76,602	19,064	(1,783)
Total	$260,141	$57,785	$12,097

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$40,748	$3,219	$14,286
State	11,438	3,190	3,649
International	19,544	8,389	2,276
	71,730	14,798	20,211
Deferred
Federal	(8,492)	1,812	(13,417)
State	(2,240)	1,065	(3,791)
International	(4,582)	(3,192)	571
	(15,314)	(315)	(16,637)
Provision for income taxes	$56,416	$14,483	$3,574
Reconciliation between the effective tax rate on income from operations and the statutory tax rate is as follows:

	December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes—net of federal income tax benefit	2.9	5.8	(1.7)
International withholding taxes—net of federal income tax benefit	—	—	1.8
GILTI	0.4	(0.3)	—
Research & development tax credit	(0.3)	(1.7)	(6.5)
Foreign derived intangible income (“FDII”) deduction	(0.8)	(1.9)	(6.7)
Valuation allowance	(1.4)	(0.7)	34.2
Change in contingent consideration	—	—	(13.3)
Stock compensation	(3.8)	—	—
Non-deductible compensation subject to 162(m) limitation	3.0	—	—
Permanent differences	(0.3)	0.4	1.5
International rate differential	1.2	2.2	(1.1)
Other	(0.2)	0.3	0.5
Effective tax rate	21.7%	25.1%	29.7%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax asset
Interest expense	$749	$7,107
Deferred compensation and stock options	3,434	1,712
Net operating loss carryforwards	4,335	6,319
Unrealized foreign exchange (gain)/loss	1,016	—
Warranty reserve	5,682	3,747
Lease liabilities	17,515	1,189
Accrued liabilities	5,908	5,304
Insurance reserve	2,218	1,654
Tax credits	2,790	2,818
Inventory	8,512	5,403
Derivatives	—	861
Other	503	91
Total deferred tax asset	52,662	36,205
Deferred tax liability
Intangible assets	(268,969)	(273,622)
Property, plant & equipment	(16,653)	(20,377)
Unrealized foreign exchange (gain)/loss	—	(1,393)
Other current assets	(2,755)	(2,145)
Right of use assets	(16,149)	—
Change in accounting policy	(3,076)	(4,825)
Deferred financing costs	(1,834)	—
Total deferred tax liability	(309,436)	(302,362)
Subtotal	(256,774)	(266,157)
Valuation allowance	(3,770)	(7,471)
Net deferred tax liability	$(260,544)	$(273,628)
Deferred taxes are reflected in the Company’s consolidated balance sheet based on tax jurisdiction as follows (in thousands):

	December 31,
	2021	2020
Deferred tax asset	$1,834	$—
Deferred tax liability	(262,378)	(273,628)
Net deferred tax liability	$(260,544)	$(273,628)
The Company has U.S. net operating loss (“NOL”) carryforwards in the amount of $12.8 million and $12.9 million as of December 31, 2021 and 2020, respectively, from historical acquisitions. The NOL carryforwards expire between 2035 and 2037. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from ownership changes in excess of 50 percent over a three-year period. The Company estimates that $10.4 million of these NOL carryforwards may be subject to limitation and potentially expire prior to their utilization. The Company maintains a valuation allowance on the portion of NOL carryforwards that may expire prior to their utilization.

In addition, the Company’s France subsidiary has NOL carryforwards totaling approximately $6.6 million and $12.6 million as of December 31, 2021 and 2020, respectively, which have no expiration.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. In making this determination, the Company assesses all available evidence (positive and negative) including recent earnings, internally-prepared income projections, and historical financial performance.
The Company’s total valuation allowance of $3.8 million and $7.5 million as of December 31, 2021 and 2020, respectively, consists of U.S. NOL carryforwards and U.S. tax credits for 2021, plus France NOL carryforwards for 2020. The 2021 change in the valuation allowance primarily relates to the release of the valuation allowance against the deferred tax assets of the Company’s France subsidiary. The 2020 change in the valuation allowance primarily relates to the utilization of the Company’s France subsidiary net operating losses.
The following table is a roll forward of the valuation allowance applied against certain deferred tax assets (in thousands):

	Balance at Beginning of Period	Provision for income taxes	Deductions	Other	Balance at End of Period
2019	$3,770	$4,643	$—	$50	$8,463
2020	$8,463	$—	$(992)	$—	$7,471
2021	$7,471	$—	$(3,701)	$—	$3,770

It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2021 and 2020, the Company has not made a provision for U.S. state tax or additional foreign withholding taxes on approximately $130.9 million for 2021 and $68.2 million for 2020 of the undistributed earnings and profits that are indefinitely reinvested. Generally, the foreign earnings previously subject to the Transition Tax in the U.S. can be distributed without additional U.S. federal tax, however any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes, if applicable, as well as certain U.S. state taxes when remitted in any given year. Such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to potential remittance from these foreign subsidiaries.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.
The following table is a reconciliation of unrecognized tax benefits including any interest and penalties (in thousands):

Balance at January 1, 2019	$351
Currency	(54)
Balance at December 31, 2019	297
Currency	—
Balance at December 31, 2020	297
Reduction due to statute expiration	(264)
Currency	(33)
Balance at December 31, 2021	$—

The Company files tax returns in various jurisdictions. The last completed Internal Revenue Service (“IRS”) audit was for the year 2011. With few exceptions, the Company is no longer subject to U.S. federal, state and local, examinations for years before 2018. The statute of limitations in non-U.S. jurisdictions generally ranges between three to four years. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, which as of December 31, 2021 and 2020 was zero.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making changes to the Internal Revenue Code. Changes include, but are not limited to, the ability to elect to increase the interest deduction limitation from 30% to 50% of adjusted taxable income for 2019 and 2020. In 2020, the Company accounted for the impact of the CARES Act with the most impactful benefit being an increase in tax deductible interest expense. In addition certain technical corrections to the Tax Cuts and Jobs Act of 2017 (‘‘Jobs Act’’) were promulgated in 2020 which retroactively reduced the Company’s 2019 taxable income, allowing for a refund of taxes previously paid.
9.Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
First Lien Term Facility, due May 28, 2028	$995,000	$957,985
Incremental First Lien Term Facility, due August 4, 2026	—	150,000
Second Lien Term Facility, due August 4, 2025	—	205,000
ABL Revolving Credit Facility	—	—
Finance lease obligations	7,780	9,682
Subtotal	1,002,780	1,322,667
Less: Current portion of the long-term debt	(12,155)	(2,768)
Less: Unamortized debt issuance costs	(17,501)	(19,643)
Total	$973,124	$1,300,256
Interest expense, net for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest expense on outstanding debt	$46,887	$68,451	$79,324
Amortization of deferred financing fees	4,005	5,417	5,292
Interest (income)	(38)	(253)	(121)
Interest expense, net	50,854	73,615	84,495
Loss on debt extinguishment	9,418	—	—
Total	60,272	73,615	84,495
The Company made $8.0 million and $356.6 million of voluntary term loan repayments on February 19, 2021 and March 19, 2021, respectively. The total voluntary loan repayments made in the year ended December 31, 2021 was $364.6 million. The March 19, 2021 repayment was funded with the net proceeds received from the IPO, of which (i) $205.0 million was used to repay in full outstanding borrowings under the Company's Second Lien Term Facility, (ii) $131.1 million was used to repay outstanding borrowings under the Company's First Lien Credit Agreement (the “First Lien Term Facility”) and (iii) $20.5 million was used to repay borrowings under the Incremental First Lien Term Facility. The Company recorded a $5.8 million debt extinguishment loss related to the write-off of unamortized deferred financing costs as a result of the partial repayment.
On May 28, 2021, the Company amended its First Lien Term Facility to, among other things, increase the aggregate amount available to borrow by $51.0 million to $1.0 billion, reduce the interest rate, and extend the maturity date to May 28, 2028. In addition, the Company has the option to increase the First Lien Term Facility subject to certain conditions, including the commitment of the participating lenders. On such date, the Company increased its borrowings under the First Lien Term Facility to $1.0 billion.
In the second quarter 2021, due to the May 28, 2021 amendment to the First Lien Term Facility and a change in participating lenders, the Company recorded a $3.6 million debt extinguishment loss related to the write-off of unamortized deferred financing costs. During the year ended December 31, 2021, the Company recorded a total loss on debt extinguishment of $9.4 million.
The First Lien Term Facility bears interest at a rate equal to a base rate or the London Interbank Offered Rate (LIBOR), plus, in either case, an applicable margin. In the case of LIBOR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage is less than 2.5x . The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December, commencing on September 30, 2021. The effective interest rate over the life of the $1.0 billion First Lien Term Facility to May 2028, net of the interest rate hedge, is estimated at 3.67% which compares to the interest rate in effect on April 3, 2021 of 4.90% for the then outstanding $820.0 million first lien term loan and 4.96% for the $128.4 million incremental first lien term loan.
On June 1, 2021, the Company amended its existing ABL Revolving Credit Facility (the “ABL Facility”) to increase the aggregate amount of the revolving loan commitments to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to the Company’s Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. As of December 31, 2021, we had approximately $128.9 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. The maturity of the ABL Facility was extended to June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, which interest rate provisions were not affected by the amendment. In addition, the Company has the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders. The ABL Facility includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate. The Company is currently evaluating the potential effects on the Company’s consolidated financial statements from such a change.
The First Lien Term Facility and ABL Facility (collectively "Credit Facilities") contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the first lien net leverage ratio is less than or equal to 2.5x, to fifty percent if the first lien net leverage ratio is greater than 3.0x. All outstanding principal is due at maturity on May 28, 2028. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Facilities.
At December 31, 2021, the future principal payments of the Company’s long-term debt obligations are as follows (in thousands):

2022	$10,000
2023	10,000
2024	10,000
2025	10,000
2026	10,000
Thereafter	945,000
Total	$995,000
10.Derivatives and Hedging Transactions
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
As of December 31, 2020, the Company was a party to two interest rate swap agreements that effectively converted an initial notional amount of $550.0 million of its variable rate debt obligations to a fixed rate debt. The interest rate swap agreements expired on August 31, 2021 and there are no interest rate swap agreements outstanding at December 31, 2021.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates.
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
In August 2017, the Company entered into a four-year euro-denominated cross currency swap agreement of €75.0 million to hedge the net investment in one of its foreign subsidiaries designated as a hedge with an original expiry date of August 31, 2021. Since both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the Company’s functional currency, all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts, net of tax within accumulated other comprehensive income (loss) in the Company's consolidated balance sheets.
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
There were no outstanding net investment hedges as of December 31, 2021.
The following table summarizes the gross fair values and location on the consolidated balance sheet of the Company’s significant derivative instruments (in thousands):

	Years Ended December 31,
	2021		2020
	Accrued Expenses and Other Liabilities	Other Non- Current Liabilities	Accrued Expenses and Other Liabilities	Other Non- Current Liabilities
Interest rate swaps	$—	$—	$—	$6,480
Net investment hedge	—	—	—	2,806
Total	$—	$—	$—	$9,286
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive loss in the consolidated statement of operations (in thousands):

	Unrealized Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI to Earnings			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2021	2020	2019	2021	2020	2019
Interest rate swaps	$4,860	$(2,876)	$(9,360)	$(6,598)	$(6,612)	$3,546	Interest Expense
Net investment hedge	1,647	(5,402)	2,804	—	—	—	N/A
Total	$6,507	$(8,278)	$(6,556)	$(6,598)	$(6,612)	$3,546

11.Fair Value Measurements
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
As of December 31, 2021, the Company’s long-term debt instruments with a carrying value of $995.0 million had a fair value of approximately $991.9 million. As of December 31, 2020, the Company’s long-term debt instruments with a carrying value of $1,313.0 million had a fair value of approximately $1,304.6 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the revolving credit facility approximates its carrying value.
12.Segments and Related Information
In November 2020, the Company redefined its operational and management structure to align to its key geographies and go-to market strategy and now has two reportable segments: North America (“NAM”) and Europe & Rest of World (“ERW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise wide basis. Segment income is defined as segment gross profit less selling, general, and administrative expenses (“SG&A”) and RD&E. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The NAM segment manufactures and sells residential and commercial swimming pool equipment and supplies as well as equipment that controls the flow of fluids. This segment is composed of three reporting units.
The ERW segment manufactures and sells residential and commercial swimming pool equipment and supplies. This segment is composed of two reporting units.
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment is included in the following summary (in thousands):

	Year Ended December 31, 2021
	North America	Europe & Rest of World	Total
External net sales	$1,160,850	$240,944	$1,401,794
Segment income	359,886	59,195	419,081
Capital expenditures	24,640	876	25,516
Depreciation	16,871	1,020	17,891
Intersegment sales	33,549	427	33,976

	Year Ended December 31, 2020
	North America	Europe & Rest of World	Total
External net sales	$706,514	$168,888	$875,402
Segment income	171,815	30,804	202,619
Capital expenditures	13,184	966	14,150
Depreciation	16,568	1,514	18,082
Intersegment sales	25,682	795	26,477

	Year Ended December 31, 2019
	North America	Europe & Rest of World	Total
External net sales	$575,936	$157,509	$733,445
Segment income	105,941	26,405	132,346
Capital expenditures	23,595	1,424	25,019
Depreciation	15,978	1,174	17,152
Intersegment sales	37,018	237	37,255
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Years Ended December 31,
	2021	2020	2019
Total segment income	$419,081	$202,619	$132,346
Corporate expense, net	53,430	20,854	8,111
Acquisition and restructuring related expense	15,030	19,317	(16,324)
Amortization of intangible assets	32,647	37,896	41,828
Operating income	317,974	124,552	98,731
Interest expense, net	50,854	73,615	84,495
Loss on debt extinguishment	9,418	—	—
Other (income) expense, net	(2,439)	(6,848)	2,139
Total other expense	57,833	66,767	86,634
Income from operations before income taxes	$260,141	$57,785	$12,097
13.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Net income	$203,725	$43,302	$8,523
Deemed Dividend - Class A stock redemption (a)	85,541	—	—
Dividends paid to Class C stockholders	41	205	205
Net income attributable to Class A and common stockholders, basic (b)	118,143	43,097	8,318
Net income attributable to Class A holders, basic	20,640	42,762	8,276
Net income attributable to common stockholders, basic	97,503	335	42
Net income attributable to Class A stockholders, diluted	19,534	42,491	8,196
Net income attributable to common stockholders, diluted	$98,609	$606	$122

Weighted average number of common shares outstanding, basic	187,688,087	1,331,850	924,690
Effect of dilutive securities(c)	12,886,145	1,137,045	1,511,445
Weighted average number of common shares outstanding, diluted	200,574,232	2,468,895	2,436,135
Earnings per share attributable to common stockholders, basic	$0.52	$0.25	$0.05
Earnings per share attributable to common stockholders, diluted	$0.49	$0.25	$0.05
(a)This non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO.
(b)Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c)For the years ended December 31, 2021, 2020, and 2019 there were potential common shares totaling approximately 1.0 million, 4.1 million, and 2.8 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.
In connection with the IPO, all outstanding Class A and Class C shares were redeemed and/or converted into common stock. Subsequent to IPO and as of December 31, 2021, the Company only has common stock outstanding. See Note 16. Stockholders’ Equity.

14. Commitments and Contingencies
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
The Pentair Patent Litigation
On December 30, 2021, the Company agreed with Pentair Water Pool and Spa, Inc. (“Pentair”) and Danfoss Drives A/S (“Danfoss”) to pay to Pentair and Danfoss $3.5 million to settle a 10-year old North Carolina lawsuit (Civil Nos. 5:11-cv-459-D and 5:12-cv-251-D) where Pentair and Danfoss alleged patent infringement by certain Hayward swimming pool variable speed pumps and controllers. The Company denies that it infringed or infringes the claims of such patents, and makes no admission of infringement or of any other liability. Pentair and Danfoss deny that any patent claims are invalid or otherwise unenforceable.
Accordingly, for the year ended December 31, 2021, the Company recorded a $3.5 million expense related to final settlement of the litigation.
Yuncos, Spain Fire
In June 2021, an accidental fire destroyed a portion of the Company’s manufacturing and administrative facilities in Yuncos, Spain. The Company has established alternative, temporary, facilities for administrative personnel affected by the fire. The disruption to the manufacturing operations was minimal. As of December 31, 2021, approximately $5.4 million of expense was recorded within selling, general, and administrative expense representing the write-off of the net book value of the destroyed assets and inventory.
The Company filed an insurance claim with its carrier as a result of the damages. In the fourth quarter of 2021, the Company settled its insurance claim for approximately $12.8 million after our deductible and recorded a corresponding gain on insurance settlement during the year ended December 31, 2021. The gain was recorded in selling, general, and administrative expense to the extent of the original recorded losses of $5.4 million, and the remaining gain was recorded within other (income) expense, net on the consolidated statements of operations and comprehensive income.

15. Leases
Our operating and finance lease portfolio primarily consists of office space, IT equipment, office equipment, and vehicles. Operating lease ROU assets are presented within other non-current assets. The current portion of operating lease liabilities are presented within accrued expenses and other liabilities, and the non-current portion of operating lease liabilities are presented within other non-current liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment - net, and the finance lease obligations are included in current portion of long-term debt and in long-term debt on the consolidated balance sheets.
As discussed in Note 2, effective January 1, 2021, the Company adopted the new standard for accounting for leases using the modified retrospective method at the adoption date. The new standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. As a result, the Company is utilizing the historical lease classification. Financial positions for reporting periods beginning on or after January 1, 2021 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance.
In terms of ongoing accounting, the Company has elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. For these short-term leases, expense will be recognized on a straight-line basis over the terms of the leases. The Company has also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of its lease components for balance sheet purposes.
The following lease cost is included in the consolidated statements of operations and comprehensive income (in thousands):

Year Ended December 31, 2021
Lease cost (a)
Operating leases cost	8,637
Amortization of ROU assets	$816
Interest on lease liabilities	320
Finance leases cost	1,136
Total lease cost	$9,773
(a)With the exception of interest on lease liabilities, the Company records lease costs to cost of sales or selling, general and administrative expense on the consolidated statements of operations and comprehensive income, depending on the use of the leased asset. Interest on lease liabilities are recorded to interest expense, net on the Consolidated statements of operations and comprehensive income.
Lease expense recorded under ASC 840 was $7.8 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively, recorded within cost of sales and selling, general and administrative expense, depending on the nature of the lease.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,341
Operating cash flows from finance leases	320
Financing cash flows from finance leases	1,860
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,944
Finance leases	—
Supplemental balance sheet information related to leases as of December 31, 2021 was as follows (in thousands):

Operating leases
Other non-current assets	$63,611
Accrued expenses and other liabilities	7,546
Other non-current liabilities	61,565
Total operating lease liabilities	69,111
Finance leases
Property, plant and equipment	9,280
Accumulated depreciation	(1,262)
Property, plant and equipment, net	8,017

Current maturities of long-term debt	2,155
Long-term debt	5,625
Total finance lease liabilities	$7,780
Weighted average information:

Finance leases
Remaining lease term (in years)	3.80
Discount rate	3.80%
Operating leases
Remaining lease term (in years)	11.42
Discount rate	4.07%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$9,950	$1,946
2023	8,920	1,978
2024	7,591	2,035
2025	6,893	1,739
2026	6,809	82
Thereafter	48,602	—
Total lease payments	88,765	7,780
Less: interest	(19,654)	(567)
Total	$69,111	$7,213
The Company has entered into a lease agreement for its new corporate headquarters in Charlotte, North Carolina which has not yet commenced. Future maturities of lease liabilities related to this lease agreement are excluded from the above schedule.
Under ASC 840, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows as of December 31, 2020 (in thousands):

Operating Leases
2021	$6,050
2022	6,207
2023	4,776
2024	3,081
2025	2,777
Thereafter	24,015
Total lease payments	$46,905

16. Stockholders’ Equity
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
On March 2, 2021 the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation pursuant to which all shares of Class B common stock were reclassified into an equal number of fully paid and non-assessable shares of Common Stock and the Company then effected a 195-for-1 split of its Common Stock. The outstanding capital stock of the Company now consists of a single class of Common Stock.
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
Dividends paid
For the year ended December 31, 2021, no dividend was declared nor paid on the Common Stock. Prior to the IPO, a $41,000 dividend was paid to the Company’s Class C stockholders.
For the year ended December 31, 2020, a $205,000 dividend was paid to the Company’s Class C stockholders and no dividend was declared or paid to the Company's Class A stockholders.
17. Stock-based Compensation
Stock-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Income for equity-classified stock-based awards was $15.0 million, $1.9 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has established two equity incentive plans as described below.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of December 31, 2021, there were 12,300,095 shares available for future issuance under the 2021 Plan.
Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.
2021 Options

The following table summarizes activity for stock options under the 2021 Plan (in thousands, except share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—	$—	—	$—
Granted	1,259,703	17.21
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	1,259,703	17.21	9.21	11,360
Options exercisable as of December 31, 2021	—	—	—	—
Options expected to vest as of December 31, 2021	1,259,703	$17.21	9.21	$11,360
The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

2021
Weighted average fair value per share of options granted during the year	$6.46
Assumptions:
Risk-free interest rate	1.07%
Expected life (years)	6
Expected dividend yield	—%
Expected volatility	37.5%
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public company historical volatility. The expected life was based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as prescribed in SEC's Staff Accounting Bulletin (SAB) No. 107, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
At December 31, 2021, the total unrecognized compensation cost related to the stock options granted under the 2021 Plan was $6.0 million, to be recognized over a weighted-average period of 2.28 years.
2021 Restricted Stock Units

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	180,388	17.80
Forfeited	(2,686)	17.00
Vested and Converted to Common	—	—
Outstanding as of December 31, 2021	177,702	$17.81
At December 31, 2021, the total unrecognized compensation cost related to restricted stock units granted under the 2021 Plan was $2.0 million, to be recognized over a weighted-average period of 2.21 years.
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
For presentation purposes in this document the Company has recast all figures to reflect the 195-for-1 stock split in the Common Stock that occurred on March 2, 2021.
As of December 31, 2021, there were 11,984,621 outstanding options and 122,891 outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following the Company’s IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).
Time-Based Stock Options
The following table summarizes activity for time-based stock options under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,770,400	$1.08	7.50	$14,990
Granted	524,063	3.61
Exercised	(991,397)	1.08
Forfeited	(8,777)	0.50
Outstanding as of December 31, 2021	6,294,289	1.29	7.28	156,981
Options exercisable as of December 31, 2021	2,818,323	0.99	6.75	71,131
Options expected to vest as of December 31, 2021	3,475,966	$1.53	7.71	$85,850

The total intrinsic value of options exercised was $19.8 million, $1.2 million, and zero in the years ended 2021, 2020 and 2019, respectively. At December 31, 2021, the total unrecognized compensation cost related to the time-based stock options granted under the 2017 Plan was $4.0 million, to be recognized over a weighted-average period of 2.70 years.

The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value per share of options granted during the year	$2.14	$1.02	$1.21
Assumptions:
Risk-free interest rate	0.13%	0.13%	1.84%
Expected life (years)	1.5	1.5	4
Expected dividend yield	—%	—%	—%
Expected volatility	58.0%	58.0%	45.0%
Stock Options with Market and Performance Conditions
The following table summarizes activity for stock options with market and performance conditions under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,479,655	$1.05	7.69	$16,170
Granted	524,063	3.61
Exercised	(1,313,386)	0.82
Forfeited	—	—
Outstanding as of December 31, 2021	5,690,332	1.35	7.37	141,563
Options exercisable as of December 31, 2021	5,690,332	1.35	7.37	141,563
Options expected to vest as of December 31, 2021	—	$—	—	$—
The performance criteria for these awards was met on March 26, 2021 due to the Company’s IPO and an average trade price over a consecutive 10- trading day period which provided a minimum return equal to two times the initial invested capital of certain former holders of Class A shares whose shares were exchanged for shares of Common Stock in the Reclassification.
As such, all performance-based stock options vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2021, there is no remaining unrecognized compensation cost related to performance-based stock options.
The total intrinsic value of options exercised was $29.2 million in the year ended 2021. No options were exercised in the years ended 2020 or 2019.
The Company determined the fair value of these performance-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value per share of options granted during the year	$2.07	$1.04	$1.03
Assumptions:
Risk-free interest rate	0.13%	0.13%	1.84%
Expected life (years)	1.5	1.5	4
Expected dividend yield	—%	—%	—%
Expected volatility	58.0%	58.0%	45.0%
Time-Based Restricted Stock Awards
The following table summarizes activity for time-based restricted stock awards under the 2017 Plan:

	Restricted Common
	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2020	1,603,095	$1.46
Granted	—	—
Forfeited	(97,344)	0.93
Vested and Converted to Common	(1,382,860)	0.95
Outstanding as of December 31, 2021	122,891	$0.95
The total fair value of restricted stock awards vested was $0.1 million, $0.1 million, and $0.5 million in the years ended 2021, 2020 and 2019, respectively. At December 31, 2021, the total unrecognized compensation cost related to these awards was $0.1 million, to be recognized over a weighted-average period of 0.58 years.
Performance-Based Restricted Stock Awards with Market and Performance Conditions
The following table summarizes activity for performance-based restricted stock awards under the 2017 Plan:

	Restricted A Stock		Restricted Common
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2020	949	$1.00	857,805	$0.43
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested and Converted to Common	(949)	1.00	(857,805)	0.43
Outstanding as of December 31, 2021	—	$—	—	$—
The performance criteria for these awards was met on March 26, 2021.
As such, all performance-based restricted stock awards vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2021, there is no remaining unrecognized compensation cost related to performance-based restricted stock awards.
The total fair value of restricted stock awards vested was $1.4 million in the year ended 2021. No awards vested in 2020 or 2019.

18. Retirement Plans
The Company maintains the Hayward Industries Retirement Plan (“the Retirement Plan”), a defined-contribution 401(k) plan, for substantially all U.S. employees. Under the Retirement Plan the Company contributes 3% of compensation as a non-elective contribution, following one year of service and 1,000 hours, regardless of employee deferrals and an additional non-elective contribution between 1-3% of compensation, based on age, for employees that were hired before January 1, 1996. Additionally, the Retirement Plan allows employees to elect to defer up to 60%, unless he/she is projected to be age 50 or older by the end of the taxable year, of their compensation on a pre-tax basis, not to exceed the IRS maximum and the Company matches each participant’s deferral contribution at 50% up to 6% of the employee’s deferral. The Company’s contribution to the Retirement Plan was approximately $6.1 million, $5.2 million and $5.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company maintains the nonqualified Hayward Industries Supplemental Retirement Plan (the “Supplemental Retirement Plan”). The Supplemental Retirement Plan allows key executives to contribute up to 25% of their base salary and up to 100% of their annual bonus (as defined in the Supplemental Retirement Plan). The Company matches up to 9% of the compensation contributed to the Supplemental Retirement Plan. The employer contributions vest immediately. The employer contribution was approximately $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities of approximately $5.1 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

19. Acquisition and Restructuring Related Expense
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Gain on sale of real estate	$—	$—	$(16,906)
Gain from remeasurement of contingent consideration	—	—	(7,400)
Business restructuring costs	15,030	17,671	7,409
Other restructuring costs	—	1,646	573
Total	$15,030	$19,317	$(16,324)
In the fourth quarter 2021, the Company discontinued a product line related to an early-stage product business acquired in 2018. As a result, the Company incurred associated exit costs of $9.9 million during the year ended December 31, 2021, including a $6.3 million non-cash charge related to the impairment of associated intangible assets. Additional exit costs to be incurred in future fiscal periods related to this product discontinuance are not expected to be material.
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The Company is currently in the process of moving our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte. The relocation began in the summer of 2021 and is expected to be largely complete by spring 2022. The estimated severance and retention costs pertaining to this relocation are approximately $5.7 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $3.0 million of expense related to the relocation during the year ended December 31, 2021.
In the year ended December 31, 2021, the Company additionally incurred approximately $2.1 million of restructuring expenses pertaining to the exit from its leased facility in Chandler, Arizona, as well as the relocation of certain distribution functions at its Clemmons, North Carolina manufacturing facility to a new leased distribution facility in Mocksville, North Carolina.
In 2019, the Company announced the cessation of certain manufacturing and distribution operations and sold the real estate associated with these operations with a one year lease back arrangement to allow for the orderly restructuring of these operations. The Company recognized a gain of $16.9 million on the sale of this real estate which is included within Acquisition and restructuring related income, net on the Company’s consolidated statement of operations and comprehensive income. The Company simultaneously entered into a one year lease-back arrangement with the buyer of this real estate through September 30, 2020 and exited the facility upon the expiration of the lease term. The sale and leaseback were accounted for as separate transactions based on their respective terms in accordance with ASC 840, Leases.
The following tables summarize the status of the Company's restructuring related expense and related liability balances (in thousands):

	Liability as of January 1, 2021	2021 Activity			Liability as of December 31, 2021
		Costs Recognized	Cash payments	Non-cash Charges
One-time termination benefits	$—	$1,128	$(93)	$—	$1,035
Facility-related	—	2,105	(443)	(1,635)	27
Other	—	11,797	(39)	(7,384)	4,374
Total	$—	$15,030	$(575)	$(9,019)	$5,436

	Liability as of January 1, 2020	2020 Activity		Liability as of December 31, 2020
		Costs Recognized	Cash payments
One-time termination benefits	$6,328	$4,016	$(10,344)	$—
Facility-related	—	11,286	(11,276)	—
Other	—	2,369	(2,369)	—
Total	$6,328	$17,671	$(23,989)	$—

	Liability as of January 1, 2019	2019 Activity		Liability as of December 31, 2019
		Costs Recognized	Cash payments
One-time termination benefits	$—	$6,433	$(105)	$6,328
Facility-related	—	795	(795)	—
Other	—	163	(163)	—
Total	$—	$7,391	$(1,063)	$6,328
Restructuring costs are included within acquisition and restructuring related costs on the Company’s consolidated statement of operations and comprehensive income, while the restructuring liability is included as a component of accrued expenses and other liabilities on the consolidated balance sheet.
Acquisitions
In the fourth quarter of 2021, the Company acquired the assets of two internet of things (IoT) technology businesses SmartPower™ and SmartValve. SmartPower is a breakthrough LED lighting controller leveraging a proprietary communication protocol that makes installing and control of multiple lighting zones in the pool, spa, water features or landscape simple to configure and use. SmartValve is an active fluid management system for intelligent control of multiple, advanced water features in addition to delivering increased hydraulic energy efficiency for pool/spa design.
The Company determined that substantially all of the fair value of SmartPower and SmartValve was attributable to the intangible technology and trademark assets acquired, and accordingly accounted for the transactions as asset acquisitions under ASC 805-50. The Company recognized definite-lived technology and trademark intangible assets totaling $7.5 million associated with the acquisitions. Additionally, the asset purchase agreement of SmartValve includes certain provisions that could require additional payments of up to $7.5 million contingent on the achievement of certain technology development milestones. As these payments are contingent upon technology development milestones subsequent to the acquisition date, the Company will recognize the additional contingent expenses in the period in which they are incurred. The acquired intangible assets are included within the NAM reportable segment.
On December 31, 2021, the Company acquired Water Works Technologies Group, LLC (“Water Works”). The Water Works acquisition provides the technology to manufacture water features including water bowls and sheer waterfalls with LED lighting options. The Company has accounted for the acquisition as a business combination under ASC 805-10 and recognized net assets of $14.0 million, including goodwill of $6.5 million and definite-lived technology and trademark intangible assets of $5.5 million. The purchase price allocation for the Water Works acquisition is still preliminary and will be finalized within one year of the acquisition date. The acquired net assets are included within the NAM reportable segment. Pro forma information reflecting in the Company’s results as if the acquisition was consummated on January 1, 2020 and revenues and earnings of the acquiree from the date of acquisition is not included as the impact of the acquisition is immaterial.
20. Related Party Transactions
Prior to the IPO, on an annual basis, the Company incurred approximately $0.8 million for management fees and paid $0.2 million of dividends (Class C dividends) to certain of the Sponsors in cash quarterly. These arrangements were terminated upon the consummation of the IPO in the first quarter of fiscal 2021. A total of

$41,000 and $205,000 in Class C dividends were paid to certain of the Sponsors in lieu of management fees for the years ended December 31, 2021 and December 31, 2020, respectively.
In the year ended December 31, 2020, the Board of Directors approved a distribution of $275.0 million, or $316.16 per share to the Class A stockholders of the Company. The distribution reduced the liquidation preference of the Class A stock. The Sponsors received $267.2 million of the total distribution.
21. Condensed Financial Information of Registrant (Parent Company Only)
Hayward Holdings, Inc. balance sheets are as follows (in thousands, except per share data):

	December 31,
	2021	2020
Assets
Current Assets
Cash	$1,878	$—
Intercompany assets	—	—
Prepaid and other current assets	123	—
Total current assets	2,001	—
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	1,368,857	805,155
Total non-current assets	1,368,857	805,155
Total assets	$1,370,858	$805,155
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Intercompany liabilities	$1,345	$1,394
Total current liabilities	1,345	1,394
Total liabilities	1,345	1,394
Redeemable stock
Class A stock $0.001 par value, no shares authorized, issued, or outstanding at December 31, 2021; 1,500,000 shares authorized, 872,598 issued and 869,823 outstanding at December 31, 2020	—	594,500
Class C stock $0.001 par value, no shares authorized, issued, or outstanding at December 31, 2021; 100 authorized, issued and outstanding at December 31, 2020	—	—
Stockholders’ equity
Common stock $0.001 par value, 750,000,000 authorized; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021; 3,846,960 issued and 2,772,900 outstanding at December 31, 2020	238	3
Additional paid-in capital	1,058,724	10,297
Treasury stock	(14,066)	(3,686)
Retained earnings	320,875	202,997
Accumulated other comprehensive income (loss)	3,742	(350)
Total stockholders’ equity	1,369,513	209,261
Total liabilities, redeemable stock and stockholders’ equity	$1,370,858	$805,155
Hayward Holdings, Inc. statements of operations and comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Equity income in subsidiaries	$206,396	$43,098	$8,319
Selling, general, and administrative expense	3,562	—	—
Other income (expense), net	—	204	204
Income from operations before income taxes	202,834	43,302	8,523
Income tax expense (benefit)	(891)	—	—
Net income	$203,725	$43,302	$8,523
Comprehensive income, net of tax
Net income	203,725	43,302	8,523
Foreign currency translation adjustments, net of tax expense (benefit) of $763, $(1,430), and $1,498, respectively	(768)	5,196	8,784
Change in fair value of derivatives, net of tax expense (benefit) of $1,620, $(994), and $(3,309), respectively	4,860	(2,876)	(9,360)
Comprehensive income	207,817	45,622	7,947
Hayward Holdings, Inc. statement of cash flows are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net cash provided by (used in) operating activities	$215	$(191)	$(907)
Cash flows from investing activities
Distributions received from subsidiaries	—	277,706	1,007
Capital contributions to subsidiaries	(341,752)	—	—
Net cash (used in) provided by investing activities	(341,752)	277,706	1,007
Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	377,400	—	—
Costs associated with Initial Public Offering	(26,124)	—	—
Purchases of common stock for treasury	(9,524)	(2,498)	(1,007)
Issuance of Class A stock	221	54	1,276
Distributions paid to Class A and Class C stockholders	—	(275,208)	(211)
Proceeds from issuance of stock	1,483	342	47
Dividends paid	(41)	(205)	(205)
Net cash provided by (used in) financing activities	343,415	(277,515)	(100)

Change in cash and cash equivalents and restricted cash	1,878	—	—
Cash and cash equivalents and restricted cash, beginning of year	—	—	—
Cash and cash equivalents and restricted cash, end of year	$1,878	$—	$—
Basis of Presentation
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Hayward Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing the subsidiaries’ credit facilities. Under the credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets and “builder” baskets (based on 50% of cumulative adjusted “Consolidated Net Income” as defined in the credit agreements) from July 1, 2017 to the applicable date of determination (taken as one accounting period, which was $311.1 million and $160.3 million as of December 31, 2021 and December 31, 2020, respectively) and equity proceeds among other things, an unlimited amount under the asset based revolving credit agreement subject to satisfying minimum availability requirements for borrowings under the credit agreement and the absence of certain defaults, and an unlimited amount under the term loan credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis.
These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Under the equity method, the Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as investing activities on the statement of consolidated cash flows as of December 31, 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.
Supplemental Disclosures of Cash Flow Information
During 2020, the Parent Company received a $275.0 million dividend from its subsidiaries primarily consisting of amounts received for distributions to Class A and Class C stockholders.
Reclassifications and Revisions
During 2021, the Company determined that it had misclassified $275.0 million of distributions received from our subsidiary as Intercompany liabilities, whereas these distributions should have been reflected as a reduction of Investment in subsidiaries within the December 31, 2020 Parent Company Only balance sheet. Although we concluded that such misclassification did not materially misstate the previously issued financial statements, we have corrected the classification in the accompanying 2020 Parent Company Only balance sheet.
22. Subsequent Events
As part of the Company’s previously announced $450 million share repurchase program, on January 24, 2022 the Company agreed to repurchase 4.08 million shares of common stock from certain affiliates of the Company’s controlling shareholders (collectively, the “Sponsors”) at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the Sponsors sold their shares in a block trade in compliance with Rule 144. Closing of the share repurchase is expected to settle prior to the end of our first Fiscal Quarter in 2022, pursuant to the closing conditions of the share repurchase. Following this repurchase, the Company will have approximately $369 million remaining under its repurchase authorization.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance to ensure that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level as of December 31, 2021, due to the material weaknesses in internal control over financial reporting as described in this Form 10-K.
Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, our management determined that the following material weaknesses, which were previously identified as of December 31, 2020, had not been remediated:
•We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries.
In addition, this material weakness contributed to the following additional material weaknesses:
•We did not design and maintain control activities to adequately address identified risks or evidence of performance, or to operate at a sufficient level of precision that would identify material misstatements to our financial statements.
•We did not design and maintain effective controls over certain information technology (“IT”) general     controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
◦Program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
◦User access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.
◦Computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.
◦Testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a material misstatement to the financial statements, however, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
None of the above material weaknesses have resulted in material misstatements. However, if we are unable to timely address these material weaknesses, they could result in misstatements of our account balances or disclosures that would result in material misstatements of our annual or interim financial statements that would not be prevented or detected.
Remediation of Material Weaknesses
Upon identifying the material weaknesses, we began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have focused on: (i) development of a remediation plan to fully address the control deficiencies; (ii) establishment of an internal audit group; (iii) implementation of processes and controls to better identify and manage segregation of duties; (iv) expansion of our accounting, finance, and information technology teams; and (v) engagement of a third party provider to support in evaluating and documenting the design of our internal controls, assist with the remediation of the deficiencies, test the operating effectiveness of our internal controls, and design and implement formal accounting policies and procedures.
Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of the year ended December 31, 2021 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information concerning compliance Section 16(a) of the Exchange Act, the audit committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16 Reports,” “Corporate Governance—Board Committees,” “Corporate Governance—Membership and Functions of the Committees of the Board,” “Corporate Governance—Code of Ethics for Senior Executive and Financial Officers and Business Conduct Policy,” “Board of Directors,” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.
We have adopted a Code of Ethics for Senior Executive and Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Controller and any persons performing similar functions. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Executive and Financial Officers, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website. A copy of our Code of Ethics for Senior Executive and Financial Officers is available under the investor relations—governance section of our website, global.hayward.com.

Item 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation,” “Corporate Governance—Non-Employee Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference. The information set forth under the caption “Compensation Committee Report” in our definitive proxy statement for the 2022 annual meeting of shareholders is furnished herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2021, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding) Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,544,917	2.83	12,300,095
Equity compensation plans not approved by security holders	—	—	—
Total	13,544,917	2.83	12,300,095
(1) Column (b) relates to stock options and does not include any exercise price for restricted share awards and restricted stock units because the value of such equity awards is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning transactions with related persons and the independence of our directors is set forth under the captions, “Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive proxy statement for the 2022 annual meeting of shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to     Consolidated Financial Statements.
2. Financial Statement Schedule
None.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
3. Exhibits

Exhibit No.	Description
3.1
Second Restated Certificate of Incorporation of Hayward Holdings, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-254348) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hayward Holdings, Inc. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-254348) and incorporated herein by reference).
4.1*^
Amended and Restated Stockholders’ Agreement, by and among Hayward Holdings, Inc., CCMP Capital Investors III, L.P., CCMP Capital Investors III (Employee), L.P., MSD Aqua Partners, LLC, PE16PX Rocky Mountain Ltd., PE16GV Rocky Mountain Ltd. and certain other stockholders.

4.2	Form of Common Stock Certificate (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
4.3*	Description of Registered Securities
10.1
First Lien Credit Agreement, dated August 4, 2017, by and among Hayward Acquisition Corp., Hayward Intermediate, Inc., Bank of America, N.A., as administrative agent and collateral agent, and the Lenders from time to time party thereto (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.2
Amendment No. 1 to First Lien Credit Agreement, dated September 28, 2018, by and among Hayward Industries, Inc., Bank of America, N.A., as administrative agent and collateral agent, and the 2018 Incremental Term Lenders party thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.3
Amendment No. 2 to First Lien Credit Agreement, dated October 28, 2020, by and among Hayward Industries, Inc., Bank of America, N.A., as administrative agent and collateral agent, and the 2018 Incremental Term Lenders party thereto (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.4*^
Amendment No. 3 to First Lien Credit Agreement, dated May 28, 2021, by and among Hayward Industries, Inc., the Released Parties (as defined therein), Bank of America, N.A., as administrative agent and collateral agent, and the Refinancing Term Loan Lenders (as defined therein).

10.5
ABL Credit Agreement, dated August 4, 2017, by and among Hayward Acquisition Corp., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Bank of America, N.A., as administrative agent and collateral agent, the Swingline Lender, the Issuing Bank and the Lenders from time to time party thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.6
Amendment No. 1 to ABL Credit Agreement, dated August 4, 2017, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Bank of America, N.A., as administrative agent and collateral agent, the Swingline Lender, the Issuing Bank and the Lenders from time to time party thereto (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.7*^
Amendment No. 2 to ABL Credit Agreement, dated June 1, 2021, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto.

10.8+
Second Amended and Restated Hayward Holdings, Inc. 2017 Equity Incentive Plan (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.9+
Form of Class B Restricted Stock Subscription Agreement under the 2017 Plan (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.10+
Form of Non-Qualified Stock Option Agreement under the 2017 Plan (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.11+
Non-Qualified Stock Option Agreement under the Registrant’s 2017 Plan, by the Registrant and Kevin P. Holleran, granted December 24, 2019 (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.12+
Restricted Stock Agreement under the Registrant’s 2017 Plan, by the Registrant and Kevin P. Holleran, granted December 24, 2019 (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.13+
Non-Qualified Stock Option Agreement under the Registrant’s 2017 Plan, by the Registrant and Eifion Jones, granted April 14, 2020 (previously filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.14+
Non-Qualified Stock Option Agreement under the Registrant’s 2017 Plan, by the Registrant and Lawrence Silber, granted December 21, 2019 (previously filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.15+	Hayward Holdings, Inc. 2021 Equity Incentive Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.16+
Form of Restricted Stock Unit Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.17+
Form of Non-Statutory Stock Option Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.18*+	Form of Performance Stock Unit Agreement under the Registrant’s 2021 Plan.
10.19+	Hayward Holdings, Inc. 2021 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.20+	Hayward Holdings, Inc. 2021 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.21*+^	Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Kevin Holleran, dated March 2, 2021.
10.22*+^	Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Eifion Jones, dated March 2, 2021.
10.23*+^	Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Rick Roetken, dated March 2, 2021.
10.24*+	Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Donald Smith, dated March 2, 2021.
10.25*+	Employment Agreement between Hayward Iberica and Fernando Blasco, dated March 8, 2019.
10.26*+	Offer Letter from Hayward Industries, Inc. to Michael Colicchio, dated October 5, 2017.
10.27+	Form of Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.28+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and             Item 601 of Regulation S-K of the Securities and Exchange Commission.
^    These documents are being filed herewith because of formatting issues and inadvertent omissions in their initial filings.

Item 16. FORM 10-K SUMMARY
None.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2022.
HAYWARD HOLDINGS, INC.
By: /s/ Eifion Jones
Eifion Jones
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Holleran	President and	March 9, 2022
Chief Executive Officer
Kevin Holleran	(Principal Executive Officer) and Director
/s/ Eifion Jones	Senior Vice President and	March 9, 2022
Chief Financial Officer
Eifion Jones	(Principal Financial Officer and Principal Accounting Officer)
/s/ Ali Afraz	Director	March 9, 2022
Ali Afraz*
/s/ Christopher Bertrand	Director	March 9, 2022
Christopher Betrand*
/s/ Greg Brenneman	Director	March 9, 2022

Greg Brenneman*
/s/ Kevin D. Brown	Director	March 9, 2022
Kevin D. Brown*
/s/ Diane Dayhoff	Director	March 9, 2022
Diane Dayhoff*
/s/ Stephen Felice	Director	March 9, 2022
Stephen Felice*
/s/ Mark McFadden	Director	March 9, 2022
Mark McFadden*
/s/ Jason Peters	Director	March 9, 2022
Jason Peters*
/s/ Larry Silber	Director	March 9, 2022
Larry Silber*
/s/ Arthur Soucy	Director	March 9, 2022
Arthur Soucy*
/s/ Lori Walker	Director	March 9, 2022
Lori Walker*
/s/ Timothy Walsh	Director	March 9, 2022
Timothy Walsh*
By: /s/ Susan M. Canning
Susan M. Canning, Attorney-in-Fact