Form 10-Q
period 2022-04-02
Hayward Holdings, Inc.
filed 2022-04-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-40208

Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
400 Connell Drive
Suite 6100
Berkeley Heights, NJ
(Address of Principal Executive
Offices)
82-2060643
(I.R.S. Employer Identification No.)

07922
(Zip Code)
(908) 351-5400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 per share	HAYW	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 226,478,065 shares of common stock as of April 27, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hayward Holdings, Inc. ("Holdings," the "Company," "we" or "us") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.
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
• our ability to maintain favorable relationships with suppliers and manage disruptions to our global supply chain and the availability of raw materials, including as a result of the COVID-19 pandemic;
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
• impacts on our business from political, regulatory, economic, trade, and other risks associated with operating foreign businesses, including risks associated with geopolitical conflict;

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
• impacts on our business from the COVID-19 pandemic; and
• other factors set forth in the respective "Risk Factors" section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2021
These forward-looking statements involve known and unknown risks, inherent uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Actual results and the timing of certain events may differ materially from those contained in these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	April 2, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$118,157	$265,796
Accounts receivable, net of allowances of $5,054 and $2,003, respectively	349,024	208,112
Inventories, net	260,714	233,449
Prepaid expenses	10,322	12,459
Other current assets	19,978	30,705
Total current assets	758,195	750,521
Property, plant, and equipment, net of accumulated depreciation of $70,664 and $67,366, respectively	149,209	146,754
Goodwill	924,086	924,264
Trademark	736,000	736,000
Customer relationships, net	236,506	242,854
Other intangibles, net	100,485	103,192
Other non-current assets	95,026	74,885
Total assets	$2,999,507	$2,978,470
Liabilities and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$12,096	$12,155
Accounts payable	95,056	87,445
Accrued expenses and other liabilities	181,963	190,378
Income taxes payable	30,649	13,886
Total current liabilities	319,764	303,864
Long-term debt, net	970,872	973,124
Deferred tax liabilities, net	260,416	262,378
Other non-current liabilities	75,535	69,591
Total liabilities	1,626,587	1,608,957
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of April 2, 2022 and December 31, 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 238,835,374 issued and 229,379,957 outstanding at April 2, 2022; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021	239	238
Additional paid-in capital	1,060,792	1,058,724
Common stock in treasury; 9,455,417 and 5,375,417 at April 2, 2022 and December 31, 2021, respectively	(94,873)	(14,066)
Retained earnings	394,907	320,875
Accumulated other comprehensive income	11,855	3,742
Total stockholders' equity	1,372,920	1,369,513
Total liabilities, redeemable stock, and stockholders' equity	$2,999,507	$2,978,470

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$410,460	$334,363
Cost of sales	220,066	174,459
Gross profit	190,394	159,904
Selling, general, and administrative expense	68,857	66,520
Research, development, and engineering expense	5,236	4,820
Acquisition and restructuring related expense	2,271	33
Amortization of intangible assets	7,610	8,830
Operating income	106,420	79,701
Interest expense, net	9,562	18,272
Loss on debt extinguishment	—	5,810
Other (income) expense, net	(514)	3,568
Total other expense	9,048	27,650
Income from operations before income taxes	97,372	52,051
Provision for income taxes	23,340	15,184
Net income	$74,032	$36,867

Comprehensive income, net of tax
Net income	$74,032	$36,867
Foreign currency translation adjustments, net of tax expense of zero and $1,123, respectively	(360)	1,844
Change in fair value of derivatives, net of tax expense of $2,824, and $626, respectively	8,473	1,806
Comprehensive income	$82,145	$40,517

Earnings per share
Basic	$0.32	$(0.85)
Diluted	$0.30	$(0.85)

Weighted average common shares outstanding
Basic	232,271,684	57,377,822
Diluted	243,143,149	57,377,822

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,784)	—	—	(80,784)
Treasury stock purchase for tax withholdings on stock exercises	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	869,923	$594,500	2,772,900	$3	$10,297	$(3,686)	$202,997	$(350)	$209,261
Net income	—	—	—	—	—	—	36,867	—	36,867
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	680,041	—	(85,541)	—	594,706
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Stock-based compensation	—	—	—	—	10,634	—	—	—	10,634
Cash distributions	—	—	—	—	—	—	(41)	—	(41)
Repurchase of stock	(186)	—	—	—	—	(214)	—	—	(214)
Other comprehensive income	—	—	—	—	—	—	—	3,650	3,650
Balance as of April 3, 2021	—	$—	231,120,757	$231	$1,052,746	$(3,900)	$154,282	$3,300	$1,206,659

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net income	$74,032	$36,867
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	4,840	4,748
Amortization of intangible assets	9,097	10,392
Amortization of deferred debt issuance fees	825	1,379
Stock-based compensation	1,641	10,634
Deferred income taxes	(4,722)	(346)
Allowance for bad debts	3,051	39
Loss on debt extinguishment	—	5,810
Loss on sale of property, plant and equipment	53	—
Changes in operating assets and liabilities
Accounts receivable	(144,045)	(209,992)
Inventories	(28,131)	(15,357)
Other current and non-current assets	10,234	(265)
Accounts payable	8,015	6,053
Accrued expenses and other liabilities	8,170	18,394
Net cash used by operating activities	(56,940)	(131,644)

Cash flows from investing activities
Purchases of property, plant, and equipment	(7,329)	(4,797)
Purchases of intangibles	—	(239)
Acquisitions, net of cash acquired	(177)	—
Proceeds from settlements of investment currency hedge	—	445
Net cash used in investing activities	(7,506)	(4,591)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	377,400
Costs associated with Initial Public Offering	—	(25,812)
Purchase of common stock for treasury	(80,927)	(170)
Payments of long-term debt	(2,500)	(364,594)
Net change in revolving credit facility	—	48,761
Other, net	421	73
Net cash (used in) provided by financing activities	(83,006)	35,658

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(187)	(365)
Change in cash and cash equivalents and restricted cash	(147,639)	(100,942)
Cash and cash equivalents and restricted cash, beginning of period	265,796	115,294
Cash and cash equivalents and restricted cash, end of period	$118,157	$14,352

Supplemental disclosures of cash flow information
Cash paid-interest	$8,477	$16,875
Cash paid-income taxes	9,713	51

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” "we" or "us") is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has eight manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, Spain (three) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one fewer working day in the first quarter of 2022 and will have one fewer working day in the second quarter of 2022 than in the respective 2021 periods.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021. The results of operations for the three months ended April 2, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the third quarter of the prior year, the Company changed its presentation from millions to thousands and, as a result, any necessary rounding adjustments have been made to prior-year disclosed amounts. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of this guidance.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842” or the “new standard”), and issued subsequent amendments to the initial guidance thereafter. The standard became effective for the Company on December 31, 2021 because the Company ceased to be an Emerging Growth Company ("EGC") under applicable rules of the Securities and Exchange Commission as of December 31, 2021, and the Company retrospectively adopted the standard as of January 1, 2021. The impact upon adoption as of January 1, 2021 resulted in the initial recognition of lease liabilities based on the present value of the remaining minimum rental payments for existing operating leases of approximately $48.6 million and corresponding right-of-use ("ROU") assets of approximately $43.9 million on the consolidated balance sheets. The ROU assets are net of $4.7 million of liabilities for deferred rent and unamortized landlord lease incentives that were previously recorded as other noncurrent liabilities. The adoption did not have a material impact on the unaudited condensed consolidated statements of operations and comprehensive income or unaudited condensed consolidated statement of cash flows.

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Product groups
Residential pool	$389,632	$316,086
Commercial pool	9,154	7,008
Industrial flow control	11,674	11,269
Total	$410,460	$334,363

Geographic
United States	$299,064	$239,752
Canada	47,232	31,717
Europe	44,841	48,983
Rest of World	19,323	13,911
Total international revenue	$111,396	$94,611
Total	$410,460	$334,363

4. Inventories
Inventories, net, consist of the following (in thousands):

	April 2, 2022	December 31, 2021
Raw materials	$131,594	$124,545
Work in progress	20,380	22,669
Finished goods	108,740	86,235
Total	$260,714	$233,449

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	April 2, 2022	December 31, 2021
Selling, promotional and advertising	$32,030	$41,975
Employee compensation and benefits	25,220	49,552
Warranty reserve	27,188	24,174
Inventory purchases	45,026	18,606
Insurance reserve	9,671	8,842
Deferred income	8,292	8,074
Operating lease liability - short term	7,584	7,546
Business restructuring costs	1,274	1,397
Professional fees	2,837	2,027
Payroll taxes	4,292	4,522
Other accrued liabilities	18,549	23,663
Total	$181,963	$190,378

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	$27,188

Balance at December 31, 2020	$16,412
Accrual for warranties issued during the period	10,109
Payments	(4,644)
Balance at April 3, 2021	$21,877

Warranty expenses for the three months ended April 2, 2022 and April 3, 2021 were $9.4 million and $10.1 million, respectively.

6. Income Taxes
The Company's effective tax rate for the three months ended April 2, 2022 and three months ended April 3, 2021 was 24.0% and 29.2% respectively. The change in the Company’s effective tax rate was primarily due to an additional benefit for foreign derived intangible income ("FDII"), a reduction in global intangible low tax income ("GILTI") inclusion, and a discrete tax benefit for the exercise of stock options.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at April 2, 2022 or April 3, 2021.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes. In making this determination, the Company assesses all available evidence (positive and negative) including recent earnings, internally-prepared income tax projections, and historical financial performance.

7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	April 2, 2022	December 31, 2021
First Lien Term Facility, due May 8, 2028	$992,500	$995,000
ABL Revolving Credit Facility	—	—
Finance lease obligations	7,280	7,780
Subtotal	999,780	1,002,780
Less: Current portion of the long-term debt	(12,096)	(12,155)
Less: Unamortized debt issuance costs	(16,812)	(17,501)
Total	$970,872	$973,124

The First Lien Term Facility and ABL Facility (collectively "Credit Facilities") contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company's ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x. All outstanding principal is due at maturity on May 28, 2028. As of April 2, 2022, the Company was in compliance with all covenants under the Credit Facilities.

8. Derivatives and Hedging Transactions
The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. In hedging these transactions, the Company holds the following types of derivatives in the normal course of business.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements designated as cash flow hedges to manage its interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive income (loss), net of tax. Other comprehensive income or loss is reclassified into current period income when the hedged interest expense affects earnings.
In the First Quarter, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $500.0 million of its variable-rate debt obligations to fixed-rate debt. As of April 2, 2022 and April 3, 2021, the Company was a party to interest rate swap agreements of a notional amount of $500.0 million and $550.0 million, respectively.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended April 2, 2022 and April 3, 2021, we recognized $1.1 million of income and $0.4 million of expense, respectively, in Other (income) expense related to foreign exchange contracts.
Net Investment Hedges
The Company uses net investment hedges to minimize its exposure to variability in the foreign currency translation of its net investment in one of its international subsidiaries. The effective portion of changes in the fair value of the hedging

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

instrument is recognized in accumulated other comprehensive income (loss) consistent with the related translation gains and losses of the hedged net investment.
There were no outstanding net investment hedges as of April 2, 2022 or December 31, 2021.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other current assets	Other non-current assets	Accrued Expenses and Other Liabilities	Other current assets
	April 2, 2022			December 31, 2021
Interest rate swaps	$—	$11,298	$—	$—
Foreign exchange contracts	1,558	—	156	410
Total	$1,558	$11,298	$156	$410
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income in the Company's unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest rate swaps (1)	$8,473	$1,806	$(575)	$2,085	Interest Expense
Net investment hedge	—	2,476	—	—	N/A
Total	$8,473	$4,282	$(575)	$2,085
(1) The Company estimates that $1.5 million of unrealized losses will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.

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
The Company’s interest rate swaps, foreign exchange contracts, and net investment hedges are measured in the financial statements at fair value on a recurring basis. The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. The fair value of net investment hedges and foreign exchanges contracts are estimated using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. These instruments are customary, over-the-counter contracts with various bank counterparties that are not traded in active markets. Accordingly, the fair value measurements of the interest rate swaps, foreign exchange contracts and net investment hedges are categorized as Level 2.
As of April 2, 2022, the Company’s long-term debt instruments had a carrying value of $992.5 million (excluding finance leases) and a fair value of approximately $992.5 million. As of December 31, 2021, the Company’s long-term debt instruments had a carrying value of $995.0 million and a fair value of approximately $991.9 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10. Segments and Related Information
The Company's operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America and Europe & Rest of World. Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company's Chief Operating Decision Maker ("CODM") reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment gross profit less sales, general, and administrative expenses ("SG&A") and research, development, and engineering expense ("RD&E"). The accounting policies of the segments are the same as those of Holdings.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	April 2, 2022			April 3, 2021
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$346,296	$64,164	$410,460	$271,465	$62,898	$334,363
Segment income	108,611	16,969	125,580	85,815	14,879	100,694
Capital expenditures (1)	5,586	962	6,548	4,745	57	4,802
Depreciation (1)	4,334	169	4,503	4,291	367	4,658
Intersegment sales	13,124	172	13,296	8,383	92	8,475

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Total segment income	$125,580	$100,694
Corporate expense, net	9,279	12,130
Acquisition and restructuring related expense	2,271	33
Amortization of intangible assets	7,610	8,830
Operating income	106,420	79,701
Interest expense, net	9,562	18,272
Loss on debt extinguishment	—	5,810
Other (income) expense, net	(514)	3,568
Total other expense	9,048	27,650
Income from operations before income taxes	$97,372	$52,051

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$74,032	$36,867
Deemed Dividend - Class A stock redemption(a)	—	(85,541)
Dividends paid to Class C stockholders	—	(41)
Net income attributable to Class A and common stockholders, basic(b)	74,032	(48,715)
Net income attributable to Class A holders, basic	—	—
Net income attributable to common stockholders, basic	$74,032	$(48,715)
Net income attributable to Class A holders, diluted	—	$—
Net income attributable to common stockholders, diluted	$74,032	$(48,715)

Weighted average number of common shares outstanding, basic	232,271,684	57,377,822
Effect of dilutive securities(c)	10,871,465	—
Weighted average number of common shares outstanding, diluted	243,143,149	57,377,822
Earnings per share attributable to common stockholders, basic	$0.32	$(0.85)
Earnings per share attributable to common stockholders, diluted	$0.30	$(0.85)
(a) For the three months ended April 3, 2021, the non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO.
(b) Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c) For the three months ended April 2, 2022 and April 3, 2021, there were potential common shares totaling approximately 1.6 million and 8.6 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

12. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of April 2, 2022, the Company does not have any significant pending litigation.
Yuncos, Spain Fire
In June 2021, an accidental fire destroyed a portion of the Company’s manufacturing and administrative facilities in Yuncos, Spain. The Company has established alternative, temporary facilities for administrative personnel affected by the fire. The disruption to the manufacturing operations was minimal.
13. Leases
The Company's operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,385	$465
Finance leases	—	—

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 2, 2022	December 31, 2021
Operating leases
Other non-current assets	$70,109	$63,611
Accrued expenses and other liabilities	7,584	7,546
Other non-current liabilities	67,983	61,565
Total operating lease liabilities	75,567	69,111
Finance leases
Property, plant and equipment	9,276	9,280
Accumulated depreciation	(1,435)	(1,262)
Property, plant and equipment, net	7,841	8,017

Current maturities of long-term debt	2,096	2,155
Long-term debt	5,184	5,625
Total finance lease liabilities	$7,280	$7,780

14. Stockholders’ Equity
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
Dividends paid
For the three months ended April 2, 2022, no dividend was declared nor paid to the Company's common stockholders.
Share Repurchases
As part of the Company’s previously announced $450 million share repurchase program, on January 24, 2022 the Company agreed to repurchase 4.08 million shares of common stock from certain affiliates of one of the Company’s controlling stockholders, Capital Advisors, LP ("CCMP"), at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the certain affiliates of the Company's controlling stockholders (collectively, the "Sponsors"), sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022. As of April 2, 2022, $369.2 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive income for equity-classified stock-based awards was $1.6 million and $10.6 million for the three months ended April 2, 2022 and April 3, 2021, respectively.
The Company has established two equity incentive plans, the 2021 Equity Incentive Plan and the 2017 Equity Incentive Plan. The Company no longer issues awards under the 2017 Equity Incentive Plan.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of common stock may be granted to employees, directors and consultants in the form of stock options,

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
In 2022, the Company began utilizing performance-based stock units (“PSUs”) as part of its equity awards program for certain senior management and executive officers. The vesting of the PSUs will be tied to organic net revenue growth and adjusted EBITDA margin, each with a relative weighting of 50%. The PSUs will be measured over 3-year performance period with a minimum of 50% of the target awarded PSUs to be earned for threshold performance and a maximum of 200% of the target awarded PSUs to be earned for maximum performance.
During the three months ended April 2, 2022, the Company granted 1,078,899 options, 140,580 restricted stock units and 94,888 performance-based stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $5.51, $17.10 and $17.10, respectively.
The Company determined the fair value of granted stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for the stock options granted were as follows:

Risk-free interest rate	1.78%
Expected life in years	6
Expected dividend yield	—%
Expected volatility	29.61%
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public company historical volatility. The expected life was based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as prescribed in the SEC's Staff Accounting Bulletin (SAB) No. 107, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Acquisition and Restructuring Related Expense
On March 29, 2021, we announced the relocation of our corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. We are currently in the process of moving our senior leadership team, corporate human resources, US sales leadership, corporate finance and other corporate functions to Charlotte.
The relocation began in the summer of 2021 and is expected to be largely complete by early summer 2022. The estimated severance and retention costs pertaining to this relocation are approximately $5.9 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $2.2 million of expense related to the relocation during the three months ended April 2, 2022.
The following tables summarize the status of the Company's restructuring related expense and related liability balances (in thousands):

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Non-cash charges	Liability as of April 2, 2022
One-time termination benefits	$1,035	$554	$(677)	$—	$912
Facility-related	27	35	(62)	—	—
Other	4,374	1,682	(3,568)	—	2,488
Total	$5,436	$2,271	$(4,307)	$—	$3,400
'Other' restructuring related expense primarily consists of expenses pertaining to the relocation of the corporate headquarters.
As of April 3, 2021, there was $33 thousand of expense and no unrecognized accruals related to acquisition and restructuring activities.
Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations and comprehensive income, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company's unaudited condensed consolidated balance sheets.
Acquisitions
On December 31, 2021, the Company acquired Water Works Technologies Group, LLC (“Water Works”). We did not record any significant measurement-period adjustments during the first quarter of 2022 based on our ongoing valuation and purchase price allocation procedures. The purchase price allocation for the Water Works acquisition is still preliminary and will be finalized within one year of the acquisition date.

17. Related Party Transactions
Other than the stock repurchases described in Note 14. Stockholders’ Equity, the Company did not incur any significant related party transactions for the three months ended April 2, 2022.
Prior to the IPO in March 2021, the Company incurred management fees to certain Sponsors in the amount of $0.2 million for the three months ended April 3, 2021. In addition, $41 thousand in Class C dividends were incurred to one Sponsor in lieu of management fees for three months ended April 3, 2021.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

18. Subsequent Events
In addition to the share repurchase made during the First Quarter (refer to Note 14. Stockholders’ Equity), the Company repurchased approximately 3.0 million shares of common stock on the open market at an average price per share of $16.91, for an aggregate consideration of approximately $50.0 million, as part of the Company’s previously announced $450 million share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 3 – April 29, 2022	2,956,548	$16.91	2,956,548	$319,216,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section "Risk Factors" in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended April 2, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

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
We have an estimated North American residential pool market share of approximately 34%. We believe that we are well-positioned for future growth. On average, we have 20+ year relationships with our top 20 customers. Based upon feedback from certain representative customers and our interpretation of available industry and government data in the United States, we estimate that aftermarket sales represented approximately 80% of net sales. Aftermarket sales are not based upon our GAAP net sales results. We believe aftermarket sales are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools.
The Company has eight manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, Spain (three) and China, and other facilities in the United States, Canada, France, and Australia.

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
NAM accounted for 84% and 81% of total net sales for the three months ended April 2, 2022 and April 3, 2021, respectively, and E&RW accounted for 16% and 19% of total net sales for the three months ended April 2, 2022 and April 3, 2021, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three months ended April 2, 2022 and the three months ended April 3, 2021 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. This resulted in one fewer day in the three months ended April 2, 2022 compared to the three months ended April 3, 2021. Throughout this discussion we may refer to the three months ended April 2, 2022 and the three months ended April 3, 2021 as the "First Quarter" and "Comparable Quarter," respectively.
Impact of COVID-19
Residential pool equipment sales have increased during the COVID-19 pandemic. This increase in demand has broadly been across all of our product lines as consumers have refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that the pandemic has only reinforced existing pool industry growth trends.
Recently, cost inflation stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs, as discussed in further detail below.
Materials and other cost increases
We have experienced increases in the cost of raw materials and commodities. We strive for productivity improvements, and implement price increases to help mitigate this impact. We expect to see continuing price volatility (metals, resins, and electronic sub-assemblies) and import duty charges (motors, electronics, valves and cleaner products) for some of our raw materials. We are uncertain as to the timing and impact of these market changes, but have mitigation activities in place to minimize the impact on costs.
Key Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, SG&A expense, RD&E expense, operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, and adjusted segment income margin.
For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see "Non-GAAP Reconciliation."

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:
Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$410,460	$334,363
Cost of sales	220,066	174,459
Gross profit	190,394	159,904
Selling, general, and administrative expense	68,857	66,520
Research, development, and engineering expense	5,236	4,820
Acquisition and restructuring related expense	2,271	33
Amortization of intangible assets	7,610	8,830
Operating income	106,420	79,701
Interest expense, net	9,562	18,272
Loss on debt extinguishment	—	5,810
Other (income) expense, net	(514)	3,568
Total other expense	9,048	27,650
Income from operations before income taxes	97,372	52,051
Provision for income taxes	23,340	15,184
Net income	$74,032	$36,867
Adjusted EBITDA (a)	$126,249	$107,312
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $410.5 million for the three months ended April 2, 2022 from $334.4 million for the three months ended April 3, 2021, an increase of $76.1 million or 22.8%. See the segment discussion below for further information.
Year-over-year net sales increases were driven by the following:

Three Months Ended
April 2, 2022
Volume	6.7%
Price, net of discounts and allowances	17.0%
Acquisitions	0.3%
Currency and other	(1.2)%
Total	22.8%
The increase in net sales was primarily the result of increases in price and volume, partially offset by the unfavorable impact of foreign currency translation. The increase due to price reflects the cumulative impact of a number of announced price increases during the last 12 months to mitigate the escalating inflationary cost pressures from a global supply chain crisis post-pandemic. Volume growth was mainly driven by new products offering Omni automation systems and increased energy efficiency.
Gross profit and Gross profit margin
Gross profit increased to $190.4 million for the three months ended April 2, 2022 from $159.9 million for the three months ended April 3, 2021, an increase of $30.5 million or 19.1%.
Gross profit margin decreased to 46.4% for the three months ended April 2, 2022 compared to 47.8% for the three months ended April 3, 2021, a decrease of 144 basis points primarily resulting from inflationary pressure in certain commodities and freight costs, partially offset by the net price increase discussed above.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $68.9 million for the three months ended April 2, 2022 from $66.5 million for the three months ended April 3, 2021, an increase of $2.3 million or 3.5%, primarily as a result of higher variable expenses driven by the 22.8% sales growth of $76.1 million, including distribution & warehousing and marketing, increased regulatory costs as a publicly traded company, and bad debt expense, partially offset by lower incentive compensation in the First Quarter due to the stock-based compensation expenses recognized in the Comparable Quarter as a result of the IPO.
As a percentage of net sales, SG&A decreased to 16.8% for the three months ended April 2, 2022 as compared to 19.9% for three months ended April 3, 2021, a decrease of 312 basis points driven by reduced stock compensation expense and improved operating leverage.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $5.2 million for the three months ended April 2, 2022 from $4.8 million for the three months ended April 3, 2021. The $0.4 million increase was to support business growth and product development.
As a percentage of net sales, RD&E was 1.3% for the three months ended April 2, 2022 compared to 1.4% for the three months ended April 3, 2021, a decrease of 17 basis points.
Acquisition and restructuring related expense
For the three months ended April 2, 2022 we incurred $2.3 million of restructuring expense as compared to $33 thousand of expense for the three months ended April 3, 2021. The expense in the First Quarter was primarily related to the corporate headquarters relocation from New Jersey to North Carolina, as compared to the Comparable Quarter which had no significant restructuring expense.
See Note 16. Acquisition and Restructuring Related Expense.
Amortization of intangible assets
Amortization of intangible assets decreased to $7.6 million for the three months ended April 2, 2022 from $8.8 million for the three months ended April 3, 2021, a decrease of $1.2 million or 13.8%, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income
Operating income increased to $106.4 million for the three months ended April 2, 2022 from $79.7 million for the three months ended April 3, 2021, an increase of $26.7 million or 33.5%, due to the aggregated effect of the items described above.

Interest expense, net
Interest expense, net, inclusive of the loss on debt extinguishment in the Comparable Quarter, decreased to $9.6 million for the three months ended April 2, 2022 from $24.1 million for the three months ended April 3, 2021.
Interest expense for the three months ended April 2, 2022 consisted of $8.8 million of interest on the outstanding debt and $0.8 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 3.59% for the three months ended April 2, 2022.
Interest expense, inclusive of the loss on debt extinguishment, for the three months ended April 3, 2021 consisted of $16.9 million of interest on the outstanding debt, $5.8 million of a loss on debt extinguishment and $1.4 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 5.74% for the three months ended April 3, 2021.
Interest expense, inclusive of the loss on debt extinguishment, decreased by $14.5 million primarily due to debt repayment of $364.6 million in the Comparable Quarter, $5.8 million of a loss on debt extinguishment in the Comparable Quarter and lower interest rates as a result of the amendment to the Credit Facilities in the three months ended July 3, 2021.
Provision for income taxes
We incurred income tax expense of $23.3 million for the three months ended April 2, 2022 compared to an income tax expense of $15.2 million for the three months ended April 3, 2021, an increase of $8.2 million or 53.7%. This was primarily due to increased income from operations.
The decrease in the Company’s effective tax rate from 29.2% for three months ended April 3, 2021 to 24.0% for the three months ended April 2, 2022 was primarily due to additional benefit for foreign derived intangible income ("FDII"), a reduction in global intangible low tax income ("GILTI") inclusion, and a discrete tax benefit for the exercise of stock options.
Net income
As a result of the foregoing, net income increased to $74.0 million for the three months ended April 2, 2022 compared to net income of $36.9 million for the three months ended April 3, 2021, an increase of $37.2 million or 100.8%.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $126.2 million for the three months ended April 2, 2022 from $107.3 million for the three months ended April 3, 2021, an increase of $18.9 million or 17.6%, driven primarily by higher net sales resulting in an increase in gross profit of $30.5 million.
Adjusted EBITDA margin decreased to 30.8% for the three months ended April 2, 2022 compared to 32.1% for the three months ended April 3, 2021, a decrease of 134 basis points.
See the Non-GAAP reconciliation section for additional information.

Segment
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of NAM and E&RW. We evaluate performance based on net sales, gross profit, segment income and adjusted segment income, and we use gross profit margin, segment income margin and adjusted segment income margin as comparable performance measures for our reporting segments.
Segment income represents net sales less cost of sales, segment SG&A and RD&E. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric:

(Dollars in thousands)	Three Months Ended			Three Months Ended
	April 2, 2022			April 3, 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$410,460	$346,296	$64,164	$334,363	$271,465	$62,898
Gross profit	$190,394	$163,057	$27,337	$159,904	$134,656	$25,248
Gross profit margin %	46.4%	47.1%	42.6%	47.8%	49.6%	40.1%
Segment income	$125,580	$108,611	$16,969	$100,694	$85,815	$14,879
Segment income margin %	30.6%	31.4%	26.4%	30.1%	31.6%	23.7%
Adjusted segment income (a)	$132,610	$114,223	$18,387	$111,594	$95,796	$15,798
Adjusted segment income margin % (a)	32.3%	33.0%	28.7%	33.4%	35.3%	25.1%
Expenses not allocated to segments
Corporate expense, net	$9,279			$12,130
Acquisition and restructuring related expense	2,271			33
Amortization of intangible assets	7,610			8,830
Operating income	$106,420			$79,701
(a) See “—Non-GAAP Reconciliation.”

North America ("NAM")
Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$346,296	$271,465
Gross profit	$163,057	$134,656
Gross profit margin %	47.1%	49.6%
Segment income	$108,611	$85,815
Segment income margin %	31.4%	31.6%
Adjusted segment income (a)	$114,223	$95,796
Adjusted segment income margin % (a)	33.0%	35.3%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $346.3 million for the three months ended April 2, 2022 from $271.5 million for the three months ended April 3, 2021, an increase of $74.8 million or 27.6%.

Year-over-year net sales increases were driven by the following factors:

Three Months Ended
April 2, 2022
Volume	8.2%
Price, net of allowances and discounts	19.2%
Acquisitions	0.3%
Currency and other	(0.1)%
Total	27.6%
This increase was primarily the result of price increases to offset inflationary pressure, an increase in volume driven by new products offering Omni automation systems and increased energy efficiency, and an increase from the impact of acquisitions, partially offset by the unfavorable impact of foreign currency translation.
Gross profit and Gross profit margin
Gross profit increased to $163.1 million for the three months ended April 2, 2022 from $134.7 million for the three months ended April 3, 2021, an increase of $28.4 million or 21.1%.
Gross profit margin decreased to 47.1% for the three months ended April 2, 2022 from 49.6% for the three months ended April 3, 2021, a decrease of 252 basis points, primarily driven by sustained inflation from raw materials and freight, partially offset by the net price increase discussed above.
Segment income and Segment income margin
Segment income increased to $108.6 million for the three months ended April 2, 2022 from $85.8 million for the three months ended April 3, 2021, an increase of $22.8 million or 26.6%. This was primarily driven by an increase in sales and gross profit as discussed above, partially offset by higher SG&A expense mainly from marketing expense and volume-related distribution and warehousing costs.
Segment income margin decreased to 31.4% for the three months ended April 2, 2022 from 31.6% for the three months ended April 3, 2021, a decrease of 25 basis points, effectively flat from the Comparable Quarter.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $114.2 million for the three months ended April 2, 2022 from $95.8 million for the three months ended April 3, 2021, an increase of $18.4 million or 19.2%. This was driven by the higher segment income as discussed above, after excluding the non-cash and one-time costs discussed below in "Non-GAAP Reconciliation."
Adjusted segment income margin decreased to 33.0% for the three months ended April 2, 2022 from 35.3% for the three months ended April 3, 2021, a decrease of 230 basis points. Refer to section "Non-GAAP Reconciliation" for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World ("E&RW")
Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$64,164	$62,898
Gross profit	$27,337	$25,248
Gross profit margin %	42.6%	40.1%
Segment income	$16,969	$14,879
Segment income margin %	26.4%	23.7%
Adjusted segment income (a)	$18,387	$15,798
Adjusted segment income margin % (a)	28.7%	25.1%
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $64.2 million for the three months ended April 2, 2022 from $62.9 million for the three months ended April 3, 2021, an increase of $1.3 million or 2.0%.
Year-over-year net sales increases were driven by the following:

Three Months Ended
April 2, 2022
Volume	0.3%
Price, net of allowances and discounts	7.6%
Currency and other	(5.9)%
Total	2.0%
This was primarily due to net price increases and volume growth, partially offset by the unfavorable impact of foreign currency translation as well as macroeconomic uncertainty in Europe and the cessation of sales to certain customers as a result of the conflict in Russia and Ukraine.
Gross profit and Gross profit margin
Gross profit increased to $27.3 million for the three months ended April 2, 2022 from $25.2 million for the three months ended April 3, 2021, an increase of $2.1 million or 8.3%.
Gross profit margin increased to 42.6% for the three months ended April 2, 2022 from 40.1% for the three months ended April 3, 2021, an increase of 246 basis points, primarily driven by price increases and favorable customer mix.
Segment income and Segment income margin
Segment income increased to $17.0 million for the three months ended April 2, 2022 from $14.9 million for the three months ended April 3, 2021, an increase of $2.1 million or 14.0%. This was primarily driven by an increase in gross profit as discussed above and a decrease in SG&A expense from less variable compensation expense, partially offset by bad debt write-off expense related to certain customers impacted by the conflict in Russia and Ukraine.
Segment income margin increased by 279 basis points from 23.7% for the three months ended April 3, 2021 to 26.4% for the three months ended April 2, 2022, due to the aforementioned increase in net sales and gross profit year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $18.4 million for the three months ended April 2, 2022 from $15.8 million for the three months ended April 3, 2021, an increase of $2.6 million or 16.4%. This was primarily driven by the increased sales after excluding the non-cash and one-time costs described in "Non-GAAP Reconciliation," below.
Adjusted segment income margin increased to 28.7% for the three months ended April 2, 2022 from 25.1% for the three months ended April 3, 2021, an increase of 354 basis points. Refer to "Non-GAAP Reconciliation" below, for a reconciliation of segment income to adjusted segment income.

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
EBITDA is defined as earnings before interest (including amortization of debt costs and loss on extinguishment of debt), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, sponsor management fees and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation and amortization, stock-based compensation, and certain non-cash, nonrecurring, or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.

EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA and adjusted segment income should not be construed as an inference that our future results will be unaffected by these items.
Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three months ended April 2, 2022 and April 3, 2021:

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$74,032	$36,867
Depreciation	4,840	4,748
Amortization	9,097	10,392
Interest expense	9,562	18,272
Income taxes	23,340	15,184
Loss on extinguishment of debt	—	5,810
EBITDA	120,871	91,273
Stock-based compensation (a)	937	10,634
Sponsor management fees (b)	—	90
Currency exchange items (c)	(729)	3,823
Acquisition and restructuring related expense, net (d)	2,271	33
Other (e)	2,899	1,459
Total Adjustments	5,378	16,039
Adjusted EBITDA	$126,249	$107,312
Adjusted EBITDA margin	30.8%	32.1%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors.
(b)
Represents fees paid to certain of our Sponsors for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of Hayward's initial public offering.

(c)	Represents non-cash mark-to-market losses (gains) on foreign currency contracts.
(d)
Adjustments in the three months ended April 2, 2022 include costs associated with the relocation of the corporate headquarters. For the three months ended April 3, 2021, costs associated with an early stage product business acquired in 2018 have been reclassified from “Acquisition and restructuring related expense, net” to “Other” to be consistent with the current period’s presentation.

(e)
Adjustments in the three months ended April 2, 2022 include bad debt write-offs for certain customers in Russia and Ukraine. Adjustments in the three months ended April 3, 2021 include expenses incurred in preparation for the IPO and transaction related bonuses.

Following is a reconciliation from segment income to adjusted segment income for the three months ended April 2, 2022 and April 3, 2021:

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Segment income	$125,580	$100,694
Depreciation	4,503	4,658
Amortization	1,487	1,562
Stock-based compensation	(370)	4,243
Other (a)	1,410	437
Total Adjustments	7,030	10,900
Adjusted segment income	$132,610	$111,594
Adjusted segment income margin	32.3%	33.4%

(a)
The three months ended April 2, 2022 include $1.2 million of bad debt write-offs and other miscellaneous items we believe are not representative of our ongoing business operations. The three months ended April 3, 2021 include $0.4 million of operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

NAM	Three Months Ended
	April 2, 2022	April 3, 2021
Segment income	$108,611	$85,815
Depreciation	4,334	4,291
Amortization	1,487	1,562
Stock-based compensation	(409)	3,696
Other (a)	200	432
Total adjustments	5,612	9,981
Adjusted segment income	$114,223	$95,796
Adjusted segment income margin	33.0%	35.3%

(a)
The three months ended April 2, 2022 include $0.2 million of one time general and administrative expenses we believe are not representative of our ongoing business operations. The three months ended April 3, 2021 include $0.4 million of operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

E&RW	Three Months Ended
	April 2, 2022	April 3, 2021
Segment income	$16,969	$14,879
Depreciation	169	367
Amortization	—	—
Stock-based compensation	39	547
Other (a)	1,210	5
Total Adjustments	1,418	919
Adjusted segment income	$18,387	$15,798
Adjusted segment income margin	28.7%	25.1%

(a)	The three months ended April 2, 2022 includes $1.2 million of bad debt write-offs related certain customers impacted by the conflict in Russia and Ukraine.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility ("ABL Facility").
Primary working capital requirements are for raw materials, component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow from operations and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an early buy program, the timing of inventory purchases and receipt of customer payments and as such, the utilization of the ABL Facility fluctuates during the year.
Consistent with historical trends, we experienced seasonal cash usage during the First Quarter as a large proportion of our Net Sales were made on extended credit terms to fulfill seasonal stocking orders referred to herein as the "early buy program". We also used cash during the First Quarter for share repurchases (refer to Note 14. Stockholders’ Equity).
Unrestricted cash and cash equivalents totaled $118.2 million as of April 2, 2022, which is a decrease of $147.6 million from $265.8 million at December 31, 2021.
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
Credit Facilities
The First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities.
Long-term debt consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
First Lien Term Facility, due May 8, 2028	$992,500	$995,000
ABL Revolving Credit Facility	—	—
Finance lease obligations	7,280	7,780
Subtotal	999,780	1,002,780
Less: Current portion of the long-term debt	(12,096)	(12,155)
Less: Unamortized debt issuance costs	(16,812)	(17,501)
Total	$970,872	$973,124
ABL Revolving Credit Facility
The ABL Revolving Credit Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Revolving Credit Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Revolving Credit Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Revolving Credit Facility also includes a $50.0 million swingline loan facility. The maturity of the facility is June 1, 2026. The borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively.
For the three months ended April 2, 2022, the average borrowing base under the ABL Revolving Credit Facility was $260.3 million and the average loan balance outstanding was zero. As of April 2, 2022, the loan balance was zero with a borrowing availability of $325.4 million.
For the year ended December 31, 2021, the average borrowing base under the ABL Revolving Credit Facility was $170.1 million and the average loan balance outstanding was $14.3 million. As of December 31, 2021 the loan balance was zero with a borrowing availability of $128.9 million. During the year ended December 31, 2021, the effective interest rate was 3.37%.

First Lien Term Facilities
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
As of April 2, 2022 the balance outstanding under the First Lien Term Facility was $992.5 million and the effective interest rate, including the impact of an interest rate hedge, was 3.59%.
As of December 31, 2021 the balance outstanding under the First Lien Term Facility was $995.0 million and the effective interest rate, including the impact of an interest rate hedge, was 4.77%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of April 2, 2022, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Three Months Ended
	April 2, 2022	April 3, 2021
Net cash used by operating activities	$(56,940)	$(131,644)
Net cash used in investing activities	(7,506)	(4,591)
Net cash (used in) provided by financing activities	(83,006)	35,658
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(187)	(365)
Change in cash and cash equivalents and restricted cash	$(147,639)	$(100,942)
Net cash used by operating activities
Net cash used by operating activities decreased to $56.9 million for the three months ended April 2, 2022 from $131.6 million for the three months ended April 3, 2021, a decrease of $74.7 million or 56.7%. The reduction was primarily driven by a decreased seasonal cash use for working capital in the First Quarter compared to the Comparable Quarter, in addition to the increase in net income. Despite the increase in net sales, the seasonal cash use for working capital was reduced due to the shortening of the extended terms of the early buy program in comparison to the extended terms of the early buy program in the prior year.
Net cash used in investing activities
Net cash used in investing activities was $7.5 million for the three months ended April 2, 2022 compared to $4.6 million for the three months ended April 3, 2021, an increase of $2.9 million or 63.5%. The increase was primarily driven by increased capital expenditures for property, plant and equipment.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $83.0 million for the three months ended April 2, 2022 compared to net cash provided of $35.7 million for the three months ended April 3, 2021, a change of $118.7 million or 332.8%. The cash outflow for the three months ended April 2, 2022 is primarily due to share repurchases compared to the cash inflow for the three months ended April 3, 2021 driven by borrowings on our ABL Revolving Credit Facility.

Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of April 2, 2022 and December 31, 2021.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report on Form 10-K"), which section is incorporated herein by reference, and remain unchanged through the first three months of 2022.

Recently Issued Accounting Standards
See Note 2. Significant Accounting Policies of notes to our unaudited condensed consolidated financial statements for additional information.

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
There have been no material changes in the foreign currency exchange risk or interest rate risk during the three months ended April 2, 2022 from what we reported in our Annual Report on Form 10-K.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at April 2, 2022, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Continuing Material Weakness
We continue to have a material weakness in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K, in that the Company did not design and maintain effective controls over the accounting for certain aspects of our financial statements. We do not know the specific time frame needed to fully remediate the material weaknesses identified. These control deficiencies, in aggregate, could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in aggregate, constitute a material weakness.
Remediation of Material Weaknesses
As disclosed in our Annual Report on Form 10-K, upon identifying the material weaknesses, we began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have focused on: (i) development of a remediation plan to fully address the control deficiencies; (ii) establishment of an internal audit group; (iii) implementation of processes and controls to better identify and manage segregation of duties; (iv) expansion of our accounting, finance, and information technology teams; and (v) engagement of a third party provider to support in evaluating and documenting the design of our internal controls, assist with the remediation of the deficiencies, test the operating effectiveness of our internal controls, and design and implement formal accounting policies and procedures.
Changes in Internal Control over Financial Reporting
Other than implementation of certain of the remediation measures described above, there have been no changes in the Company's internal control over financial reporting during the three months ended April 2, 2022 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

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
See Note 12. Commitments and Contingencies of notes to our unaudited condensed consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled "Risk Factors" in our Annual Report on Form 10-K. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.
We are exposed to political, regulatory, economic, trade, and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
Sales outside of the United States for the First Quarter and for the fiscal year ending December 31, 2021 accounted for approximately 27% and 28%, respectively of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the United States;
•the imposition of tariffs, duties, exchange controls or other trade restrictions, including sanctions imposed in response to geopolitical conflicts;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company purchased 4,080,000 shares of its common stock, par value $0.001 per share, in the quarter ended April 2, 2022. During the fourth quarter of 2021, the board of directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $450 million of its outstanding shares of common stock, which authorization expires on December 20, 2024.
Under the repurchase program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.
As of April 2, 2022, $369.2 million remained available for additional share repurchases. The following table summarizes the Company’s purchase of its common stock for the quarter ended April 2, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1 - February 5, 2022	—	$—	—	$—
February 6 - March 5, 2022	—	—	—	—
March 6 - April 2, 2022	4,080,000	19.80	4,080,000	369,216,000
Total	4,080,000	$19.80	4,080,000	$369,216,000
(1) On December 20, 2021, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $450 million of its outstanding shares of common stock, which authorization expires on December 20, 2024. Under the repurchase program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. Subsequent to the end of the First Quarter, the Company repurchased approximately 3.0 million shares of common stock on the open market for $50.0 million, or an average price per share of $16.91. See Note 18. “Subsequent Events” of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of April 29, 2022.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer