Form 10-Q
period 2022-07-02
Hayward Holdings, Inc.
filed 2022-07-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-40208

Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
1415 Vantage Park Drive
Suite 400
Charlotte, NC
(Address of Principal Executive
Office)
82-2060643
(I.R.S. Employer Identification No.)

28203
(Zip Code)
(704) 285-5445
Registrant's telephone number, including area code
400 Connell Drive, Suite 6100
Berkeley Heights, NJ 07922
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

The registrant had outstanding 215,937,788 shares of common stock as of July 27, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) contains certain “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.
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
• the impact of product manufacturing disruptions, including as a result of catastrophic and other events beyond our     businesses, including risks associated with geopolitical conflict;
• impacts on our business from the COVID-19 pandemic; and
• other factors set forth in the respective “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	July 2, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$108,965	$265,796
Accounts receivable, net of allowances of $3,235 and $2,003, respectively	248,639	208,112
Inventories, net	312,461	233,449
Prepaid expenses	17,709	12,459
Other current assets	21,126	30,705
Total current assets	708,900	750,521
Property, plant, and equipment, net of accumulated depreciation of $74,683 and $67,366, respectively	147,651	146,754
Goodwill	926,730	924,264
Trademark	736,000	736,000
Customer relationships, net	228,491	242,854
Other intangibles, net	138,708	103,192
Other non-current assets	94,875	74,885
Total assets	$2,981,355	$2,978,470
Liabilities and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$11,957	$12,155
Accounts payable	97,500	87,445
Accrued expenses and other liabilities	200,686	190,378
Income taxes payable	—	13,886
Total current liabilities	310,143	303,864
Long-term debt, net	1,119,312	973,124
Deferred tax liabilities, net	256,453	262,378
Other non-current liabilities	73,826	69,591
Total liabilities	1,759,734	1,608,957
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of July 2, 2022 and December 31, 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 239,583,621 issued and 215,687,086 outstanding at July 2, 2022; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021	240	238
Additional paid-in capital	1,064,113	1,058,724
Common stock in treasury; 23,896,535 and 5,375,417 at July 2, 2022 and December 31, 2021, respectively	(307,225)	(14,066)
Retained earnings	461,167	320,875
Accumulated other comprehensive income	3,326	3,742
Total stockholders' equity	1,221,621	1,369,513
Total liabilities, redeemable stock, and stockholders' equity	$2,981,355	$2,978,470

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$399,442	$364,422	$809,902	$698,785
Cost of sales	210,077	196,404	430,143	370,863
Gross profit	189,365	168,018	379,759	327,922
Selling, general, and administrative expense	68,947	71,802	137,804	138,322
Research, development, and engineering expense	5,033	4,997	10,269	9,817
Acquisition and restructuring related expense	4,940	1,636	7,211	1,669
Amortization of intangible assets	7,697	8,632	15,307	17,462
Operating income	102,748	80,951	209,168	160,652
Interest expense, net	11,605	12,975	21,167	31,247
Loss on debt extinguishment	—	3,608	—	9,418
Other (income) expense, net	3,804	(1,000)	3,290	2,568
Total other expense	15,409	15,583	24,457	43,233
Income from operations before income taxes	87,339	65,368	184,711	117,419
Provision for income taxes	21,079	12,552	44,419	27,736
Net income	$66,260	$52,816	$140,292	$89,683

Earnings per share
Basic	$0.30	$0.23	$0.62	$0.02
Diluted	$0.29	$0.22	$0.59	$0.02

Weighted average common shares outstanding
Basic	218,401,182	231,103,424	225,358,529	143,721,029
Diluted	228,642,982	244,203,652	235,943,099	153,571,905

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended
	July 2, 2022			July 3, 2021
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$66,260			$52,816
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,120)	—	(11,120)	2,533	(333)	2,200
Change in fair value of derivatives	3,455	(864)	2,591	2,461	(611)	1,850
Comprehensive income			$57,731			$56,866

	Six Months Ended
	July 2, 2022			July 3, 2021
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$140,292			$89,683
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,480)	—	(11,480)	4,807	(763)	4,044
Change in fair value of derivatives	14,752	(3,688)	11,064	4,881	(1,225)	3,656
Comprehensive income			$139,876			$97,383

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,784)	—	—	(80,784)
Treasury stock purchase for tax withholdings on stock exercises	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920
Net income	—	—	—	—	66,260	—	66,260
Stock-based compensation	—	—	1,991	—	—	—	1,991
Issuance of Common Stock for compensation plans	748,247	1	1,330	—	—	—	1,331
Repurchase of stock	(14,441,118)	—	—	(212,352)	—	—	(212,352)
Treasury stock purchase for tax withholdings on stock exercises	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(8,529)	(8,529)
Balance as of July 2, 2022	215,687,086	$240	$1,064,113	$(307,225)	$461,167	$3,326	$1,221,621

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	869,923	$594,500	2,772,900	$3	$10,297	$(3,686)	$202,997	$(350)	$209,261
Net income	—	—	—	—	—	—	36,867	—	36,867
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	680,041	—	(85,541)	—	594,706
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Stock-based compensation	—	—	—	—	10,634	—	—	—	10,634
Cash distributions	—	—	—	—	—	—	(41)	—	(41)
Repurchase of stock	(186)	—	—	—	—	(214)	—	—	(214)
Other comprehensive income	—	—	—	—	—	—	—	3,650	3,650
Balance as of April 3, 2021	—	$—	231,120,757	$231	$1,052,746	$(3,900)	$154,282	$3,300	$1,206,659
Net income	—	—	—	—	—	—	52,816	—	52,816
Finalization for IPO conversion	—	—	—	—	(397)	—	(264)	—	(661)
Stock-based compensation	—	—	—	—	1,900	—	—	—	1,900
Repurchase of stock	—	—	(19,500)	—	—	(768)	—	—	(768)
Other comprehensive income	—	—	—	—	—	—	—	4,050	4,050
Balance as of July 3, 2021	—	$—	231,101,257	$231	$1,054,249	$(4,668)	$206,834	$7,350	$1,263,996

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net income	$140,292	$89,683
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,598	9,251
Amortization of intangible assets	18,188	20,497
Amortization of deferred debt issuance fees	1,478	2,253
Stock-based compensation	3,632	12,478
Deferred income taxes	(9,423)	(3,403)
Allowance for bad debts	1,232	131
Loss on debt extinguishment	—	9,418
Loss on disposal of property, plant and equipment	5,359	3,742
Changes in operating assets and liabilities
Accounts receivable	(40,727)	(36,989)
Inventories	(67,946)	(26,586)
Other current and non-current assets	5,918	(1,534)
Accounts payable	5,982	29,817
Accrued expenses and other liabilities	(9,907)	14,631
Net cash provided by operating activities	63,676	123,389

Cash flows from investing activities
Purchases of property, plant, and equipment	(15,855)	(9,854)
Purchases of intangibles	—	(528)
Acquisitions, net of cash acquired	(61,337)	—
Proceeds from sale of property, plant, and equipment	4	25
Proceeds from settlements of investment currency hedge	—	699
Net cash used in investing activities	(77,188)	(9,658)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	377,400
Costs associated with Initial Public Offering	—	(26,124)
Purchase of common stock for treasury	(293,159)	(1,044)
Proceeds from issuance of long-term debt	—	51,659
Debt issuance costs	—	(12,289)
Payments of long-term debt	(5,000)	(364,644)
Proceeds from revolving credit facility	150,000	68,000
Payments on revolving credit facility	—	(68,000)
Proceeds from issuance of short term debt	6,979	—
Payments of short term debt	(642)	—
Other, net	721	(108)
Net cash (used in) provided by financing activities	(141,101)	24,850

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,218)	(52)
Change in cash and cash equivalents and restricted cash	(156,831)	138,529
Cash and cash equivalents and restricted cash, beginning of period	265,796	115,294
Cash and cash equivalents and restricted cash, end of period	$108,965	$253,823

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Supplemental disclosures of cash flow information
Cash paid-interest	$19,358	$29,152
Cash paid-income taxes	67,286	25,675
Equipment financed under finance leases	1,531	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has nine manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, California, Spain (three) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one fewer working day in the three and six months ended July 2, 2022 than in the respective 2021 periods.

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations.
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the third quarter of the prior year, the Company changed its presentation from millions to thousands and, as a result, any necessary rounding adjustments have been made to prior-year disclosed amounts. Certain prior-period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of this guidance.
Recently Adopted Accounting Standards
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) or the (“new standard”), and issued subsequent amendments to the initial guidance thereafter. The standard became effective for the Company on December 31, 2021 because the Company ceased to be an Emerging Growth Company (“EGC”) under applicable rules of the SEC as of December 31, 2021, and the Company retrospectively adopted the standard as of January 1, 2021. The impact upon adoption as of January 1, 2021 resulted in the initial recognition of lease liabilities based on the present value of the remaining minimum rental payments for existing operating leases of approximately $48.6 million and corresponding right-of-use (“ROU”) assets of approximately $43.9 million on the consolidated balance sheets. The ROU assets are net of $4.7 million of liabilities for deferred rent and unamortized landlord lease incentives that were previously recorded as other noncurrent liabilities. The adoption did not have a

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

material impact on the unaudited condensed consolidated statements of operations and comprehensive income or unaudited condensed consolidated statements of cash flows.

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Product groups
Residential pool	$377,400	$344,071	$767,032	$660,157
Commercial pool	9,738	8,930	18,892	15,838
Industrial flow control	12,304	11,421	23,978	22,790
Total	$399,442	$364,422	$809,902	$698,785

Geographic
United States	$305,868	$247,775	$604,932	$487,501
Canada	36,212	45,821	83,445	77,538
Europe	36,546	55,934	81,387	104,952
Rest of World	20,816	14,892	40,138	28,794
Total international revenue	$93,574	$116,647	204,970	211,284
Total	$399,442	$364,422	$809,902	$698,785

4. Inventories
Inventories, net, consist of the following (in thousands):

	July 2, 2022	December 31, 2021
Raw materials	$142,165	$124,545
Work in progress	21,768	22,669
Finished goods	148,528	86,235
Total	$312,461	$233,449

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	July 2, 2022	December 31, 2021
Selling, promotional and advertising	$42,490	$41,975
Employee compensation and benefits	27,151	49,552
Warranty reserve	26,919	24,174
Inventory purchases	46,522	18,606
Insurance reserve	10,263	8,842
Deferred income	8,906	8,074
Operating lease liability - short term	8,550	7,546
Business restructuring costs	1,416	1,397
Professional fees	2,284	2,027
Payroll taxes	3,433	4,522
Other accrued liabilities	22,752	23,663
Total	$200,686	$190,378

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	27,188
Accrual for warranties issued during the period	8,784
Payments	(9,053)
Balance at July 2, 2022	$26,919

Balance at December 31, 2020	$16,412
Accrual for warranties issued during the period	10,109
Payments	(4,644)
Balance at April 3, 2021	21,877
Accrual for warranties issued during the period	9,850
Payments	(7,030)
Balance at July 3, 2021	$24,697

Warranty expenses for the three and six months ended July 2, 2022 were $8.8 million and $18.2 million, respectively, and $9.9 million and $20.0 million, respectively, for the three and six months ended July 3, 2021.

6. Income Taxes
The Company’s effective tax rate for the three months ended July 2, 2022 and three months ended July 3, 2021 was 24.1% and 19.4% respectively. The change in the Company’s effective tax rate was primarily due to a Global Intangible Low Tax Income (“GILTI”) inclusion, changes in the relative income between jurisdictions, and several discrete items relating to a tax benefit due to the exercise of stock options. In addition, the Company’s effective tax rate for the three months ended July 3, 2021 included a benefit for the release of the valuation allowance on the deferred tax assets of the France subsidiary.
The Company’s effective tax rate for the six months ended July 2, 2022 and six months ended July 3, 2021 were 24.0% and 23.6%, respectively. The change in the Company’s effective tax rate was primarily due to a GILTI inclusion, changes in the relative income between jurisdictions, and several discrete items relating to a tax benefit due to the exercise of stock options. In addition, the Company's effective tax rate for the six months ended July 3, 2021 included a benefit for the release of the valuation allowance on the deferred tax assets of the France subsidiary.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at July 2, 2022 or July 3, 2021.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	July 2, 2022	December 31, 2021
First Lien Term Facility, due May 28, 2028	$990,000	$995,000
ABL Revolving Credit Facility	150,000	—
Finance lease obligations	7,560	7,780
Subtotal	1,147,560	1,002,780
Less: Current portion of the long-term debt	(11,957)	(12,155)
Less: Unamortized debt issuance costs	(16,291)	(17,501)
Total	$1,119,312	$973,124

The Company's First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company's ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The initial maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of July 2, 2022, the Company was in compliance with all covenants under the Credit Facilities.

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
In the first quarter of 2022, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $500.0 million of its variable-rate debt obligations to fixed-rate debt. As of July 2, 2022 and July 3, 2021, the Company was a party to interest rate swap agreements of a notional amount of $500.0 million and $550.0 million, respectively.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended July 2, 2022 and July 3, 2021, the Company recognized $1.4 million and $0.4 million of expense, respectively, and for the six months ended July 2, 2022 and July 3, 2021, the Company recognized $0.3 million and $0.8 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.
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
There were no outstanding net investment hedges as of July 2, 2022 or December 31, 2021.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets
	July 2, 2022			December 31, 2021
Interest rate swaps	$—	$14,752	$—	$—
Foreign exchange contracts	1,478	—	261	410
Total	$1,478	$14,752	$261	$410
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate swaps (1)	$2,591	$1,850	$(1,673)	$(2,480)	Interest Expense
Net investment hedge	—	(1,208)	—	—	N/A
Total	$2,591	$642	$(1,673)	$(2,480)

(1) The Company estimates that $4.7 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Six Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate swaps	$11,064	$3,656	$(2,249)	$(4,902)	Interest Expense
Net investment hedge	—	1,268	—	—	N/A
Total	$11,064	$4,924	$(2,249)	$(4,902)

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of July 2, 2022, the Company’s long-term debt instruments had a carrying value of $990.0 million (excluding finance leases and the ABL Facility) and a fair value of approximately $946.7 million. As of December 31, 2021, the Company’s long-term debt instruments had a carrying value of $995.0 million and a fair value of approximately $991.9 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input.

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment gross profit less sales, general, and administrative expenses (“SG&A”) and research, development, and engineering expense (“RD&E”). The accounting policies of the segments are the same as those of Holdings.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	July 2, 2022			July 3, 2021
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$342,080	$57,362	$399,442	$293,575	$70,847	$364,422
Segment income	110,539	13,232	123,771	89,285	12,367	101,652
Capital expenditures (1)	4,990	628	5,618	4,855	243	5,098
Depreciation (1)	4,248	206	4,454	4,109	301	4,410
Intersegment sales	10,553	183	10,736	11,229	178	11,407

	Six Months Ended			Six Months Ended
	July 2, 2022			July 3, 2021
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$688,377	$121,525	$809,902	$565,040	$133,745	$698,785
Segment income	219,150	30,201	249,351	175,100	27,246	202,346
Capital expenditures (1)	10,576	1,590	12,166	9,600	300	9,900
Depreciation (1)	8,582	375	8,957	8,400	668	9,068
Intersegment sales	23,678	354	24,032	19,612	271	19,883

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total segment income	$123,771	$101,652	$249,351	$202,346
Corporate expense, net	8,386	10,433	17,665	22,563
Acquisition and restructuring related expense	4,940	1,636	7,211	1,669
Amortization of intangible assets	7,697	8,632	15,307	17,462
Operating income	102,748	80,951	209,168	160,652
Interest expense, net	11,605	12,975	21,167	31,247
Loss on debt extinguishment	—	3,608	—	9,418
Other (income) expense, net	3,804	(1,000)	3,290	2,568
Total other expense	15,409	15,583	24,457	43,233
Income from operations before income taxes	$87,339	$65,368	$184,711	$117,419

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$66,260	$52,816	$140,292	$89,683
Deemed Dividend - Class A stock redemption(a)	—	—	—	(85,541)
Dividends paid to Class C stockholders	—	—	—	(41)
Net income attributable to Class A and common stockholders, basic(b)	66,260	52,816	140,292	4,101
Net income attributable to Class A holders, basic	—	—	—	1,451
Net income attributable to common stockholders, basic	$66,260	$52,816	$140,292	$2,650
Net income attributable to Class A holders, diluted	—	$—	$—	$1,451
Net income attributable to common stockholders, diluted	$66,260	$52,816	$140,292	$2,650

Weighted average number of common shares outstanding, basic	218,401,182	231,103,424	225,358,529	143,721,029
Effect of dilutive securities(c)	10,241,800	13,100,228	10,584,570	9,850,876
Weighted average number of common shares outstanding, diluted	228,642,982	244,203,652	235,943,099	153,571,905
Earnings per share attributable to common stockholders, basic	$0.30	$0.23	$0.62	$0.02
Earnings per share attributable to common stockholders, diluted	$0.29	$0.22	$0.59	$0.02
(a) For the six months ended July 3, 2021, the non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the Company's initial public offering (the “IPO”).
(b) Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c) For the three months ended July 2, 2022 and July 3, 2021 there were potential common shares totaling approximately 2.6 million and 1.2 million, respectively, and for the six months ended July 2, 2022 and July 3, 2021, there were potential common shares totaling approximately 2.0 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of July 2, 2022, the Company does not have any significant pending litigation.
Yuncos, Spain Fire
In June 2021, an accidental fire destroyed a portion of the Company’s manufacturing and administrative facilities in Yuncos, Spain. The Company has established alternative, temporary facilities for administrative personnel affected by the fire. The disruption to the Company's global manufacturing operations was minimal, and the Company has received insurance proceeds which have mitigated the losses incurred due to the fire.
13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,331	$1,472
Finance leases	1,531	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	July 2, 2022	December 31, 2021
Operating leases
Other non-current assets	$67,891	$63,611
Accrued expenses and other liabilities	8,550	7,546
Other non-current liabilities	67,308	61,565
Total operating lease liabilities	75,858	69,111
Finance leases
Property, plant and equipment	10,761	9,280
Accumulated depreciation	(1,613)	(1,262)
Property, plant and equipment, net	9,148	8,017

Current maturities of long-term debt	1,957	2,155
Long-term debt	5,603	5,625
Total finance lease liabilities	$7,560	$7,780

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

of the Company’s stockholders. The holders of Common Stock are entitled to receive dividends, if any, as may be declared by the board of directors.
Dividends paid
For the three and six months ended July 2, 2022, no dividend was declared nor paid to the Company's common stockholders.
Share Repurchases
As part of the Company’s previously announced $450 million share repurchase program, on January 24, 2022, the Company agreed to repurchase 4.08 million shares of common stock from certain affiliates of one of the Company’s controlling stockholders, Capital Advisors, LP (“CCMP”), at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the certain affiliates of the Company's controlling stockholders (collectively, the “Sponsors”), sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.
On May 2, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, the underwriters named therein (the “Underwriters”) and the selling stockholders listed on Schedule B thereto (the “Selling Stockholders”), relating to the underwritten offering of Company common stock from the Selling Stockholders (the “Underwritten Offering”). As part of the Company’s previously announced $450 million share repurchase program, the Company agreed to purchase from the Underwriters 8 million shares being sold in the Underwritten Offering by certain affiliates of one of the Company’s controlling stockholders, CCMP, to the Underwriters, at a price per share of approximately $13.88, for an aggregate consideration of approximately $111 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the Underwriters agreed to purchase shares from the Selling Stockholders in the Underwritten Offering. Closing of this share repurchase occurred on May 5, 2022.
During the three months ended July 2, 2022, the Company repurchased approximately 6.4 million shares of common stock on the open market at an average price per share of $15.72, for an aggregate consideration of approximately $101.3 million, as part of the Company’s previously announced $450 million share repurchase program.
For the six months ended July 2, 2022, the Company has repurchased approximately 18.5 million shares of common stock for an aggregate consideration of approximately $293.1 million under the previously announced $450 million share repurchase program. As of July 2, 2022, $156.9 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and six months ended July 2, 2022 was $2.0 million and $3.6 million, respectively, and $1.8 million and $12.5 million, respectively, for the three and six months ended July 3, 2021.
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
During the six months ended July 2, 2022, the Company granted 1,078,899 options, 141,857 restricted stock units and 94,888 PSUs under the 2021 Plan with a weighted-average grant-date fair value per share of $5.51, $17.10 and $17.10, respectively.

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
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public company historical volatility. The expected life was based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Business restructuring costs	$1,862	$1,636	$3,988	$1,669
Acquisition transaction and integration costs	3,078	—	3,223	—
Total	$4,940	$1,636	$7,211	$1,669
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of July 2, 2022, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $5.9 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $3.3 million of expense related to the relocation during the six months ended July 2, 2022.
The following tables summarize the status of the Company's restructuring related expense and related liability balances (in thousands):

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Liability as of July 2, 2022
One-time termination benefits	$1,035	$1,419	$(1,038)	$1,416
Facility-related	27	337	(364)	—
Other (1)	4,374	2,232	(4,852)	1,754
Total	$5,436	$3,988	$(6,254)	$3,170

(1) ‘Other’ restructuring related expense primarily consists of expenses pertaining to the relocation of the corporate headquarters.

		2021 Activity
	Liability as of December 31, 2020	Costs Recognized	Cash Payments	Liability as of July 3, 2021
One-time termination benefits	$—	$643	$—	$643
Facility-related	—	992	—	992
Other	—	34	—	34
Total Restructuring	$—	$1,669	$—	$1,669

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheets.
Acquisitions
On June 2, 2022, the Company acquired the specialty lighting business of Halco Lighting Technologies, LLC. The acquired business includes a robust portfolio of lighting solutions serving the residential and commercial pool, spa, fountain, and landscape lighting market segments. The acquisition is included in our North America segment.
The net acquisition cost was $59.7 million. The purchase price was funded with proceeds from the ABL Facility and cash on hand. For the three months ended July 2, 2022, transaction expenses recognized for the acquisition were $3.1 million. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations.
The allocation of purchase price is still preliminary as the Company finalizes aspects of the valuation including intangible, inventory and fixed asset valuations. Preliminary estimates will be finalized within one year of the date of acquisition. The following table summarizes the consideration transferred and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed (in thousands):

Preliminary Allocation
As of June 2, 2022
Assets
Accounts receivable	$3,905
Inventory	16,465
Other current assets	521
Property, plant and equipment	187
Goodwill	6,740
Identifiable intangible assets, net	39,350
Other noncurrent assets	13
Less: Liabilities assumed
Accounts payable	(6,091)
Accrued liabilities	(1,430)
Net assets acquired	$59,660
The following table summarizes the identifiable intangible assets, net and their useful lives. The weighted average amortization period for the acquired intangible assets is 13.6 years.

	Useful life	Amount
	(in years)	(in thousands)
Customer relationships	15	$26,000
Tradename	15	3,700
Developed technology	10	8,400
Noncompete agreements	5	1,250
Total intangible assets with definite lives		$39,350
Goodwill is a result of the expected synergies and cross-selling opportunities this acquisition is expected to bring as well as the expected growth potential from the integration of the specialty lighting products into Hayward’s OmniLogic automation technology. The goodwill balance has been recorded to the North America reportable segment and is deductible for tax purposes.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On December 31, 2021, the Company acquired Water Works Technologies Group, LLC (“Water Works”) and during the three months ended July 2, 2022, the Company completed its acquisition accounting and made no significant adjustments during the measurement period. As a result of the acquisition, the Company recognized net assets of $14.0 million, including goodwill of $6.5 million and definite-lived technology and trademark intangible assets of $5.5 million.

17. Related-Party Transactions
Other than the stock repurchases described in Note 14. Stockholders’ Equity, the Company did not incur any significant related party transactions for the three and six months ended July 2, 2022.
Prior to the IPO in March 2021, the Company incurred management fees to certain affiliates of the Company's controlling stockholders (the “Sponsors”) in the amount of $0.2 million for the six months ended July 3, 2021. In addition, $41 thousand in Class C dividends were incurred to one Sponsor in lieu of management fees for the six months ended July 3, 2021.

18. Subsequent Events
In the six months ended June 30, 2022, the Company repurchased approximately $293.1 million in common stock under its previously approved share repurchase program, leaving approximately $156.9 million remaining under the initial authorization. On July 26, 2022, the board of directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase up to an aggregate of $450 million of our common stock with such authority expiring on July 26, 2025. Repurchases under the Share Repurchase Program will be funded by cash on hand and cash generated from operations and may be made, from time to time, in amounts and at prices the Company deems appropriate and will be subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program is expected to be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. The Share Repurchase Program may be suspended, modified or discontinued at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

Our Company
The Company is an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, innovation-led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things (“IoT”) and energy efficient models are a primary growth driver for our business.
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
The Company has nine manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Florida, California, Spain (three) and China, and other facilities in the United States, Canada, France, and Australia.

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
NAM accounted for 86% and 81% of total net sales for the three months ended July 2, 2022 and July 3, 2021, respectively, and E&RW accounted for 14% and 19% of total net sales for the three months ended July 2, 2022 and July 3, 2021, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and six months ended July 2, 2022 and the three and six months ended July 3, 2021 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. This resulted in one fewer working day in the three months ended July 2, 2022 and one fewer working day in the six months ended July 2, 2022 compared to the three and six months ended July 3, 2021. Throughout this discussion we may refer to the three months ended July 2, 2022 and the three months ended July 3, 2021 as the “Second Quarter” and “Comparable Quarter”, respectively.
Impact of COVID-19
Residential pool equipment sales have increased during the COVID-19 pandemic. This increase in demand has broadly been across all of our product lines as consumers have refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that the pandemic has only reinforced existing pool industry growth trends.
Cost inflation stemming from the COVID-19 pandemic caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs, as discussed in further detail below.
Materials and other cost increases
We have experienced increases in the cost of raw materials and commodities. We strive for productivity improvements and implement price increases to help mitigate this impact. We expect to see continuing price volatility (primarily with respect to metals, resins, and electronic sub-assemblies) and import duty charges (primarily with respect to motors, electronics, valves and cleaner products) for some of our raw materials. We are uncertain as to the timing and impact of these market changes, but have mitigation activities in place to minimize the impact on costs.

Key Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, selling, general, and administrative expense (“SG&A”), research, development, and engineering expense (“RD&E”), operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, and adjusted segment income margin.
For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see “— Non-GAAP Reconciliation.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and six months ended July 2, 2022 and July 3, 2021 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$399,442	$364,422	$809,902	$698,785
Cost of sales	210,077	196,404	430,143	370,863
Gross profit	189,365	168,018	379,759	327,922
Selling, general, and administrative expense	68,947	71,802	137,804	138,322
Research, development, and engineering expense	5,033	4,997	10,269	9,817
Acquisition and restructuring related expense	4,940	1,636	7,211	1,669
Amortization of intangible assets	7,697	8,632	15,307	17,462
Operating income	102,748	80,951	209,168	160,652
Interest expense, net	11,605	12,975	21,167	31,247
Loss on debt extinguishment	—	3,608	—	9,418
Other (income) expense, net	3,804	(1,000)	3,290	2,568
Total other expense	15,409	15,583	24,457	43,233
Income from operations before income taxes	87,339	65,368	184,711	117,419
Provision for income taxes	21,079	12,552	44,419	27,736
Net income	$66,260	$52,816	$140,292	$89,683
Adjusted EBITDA (a)	$127,637	$110,394	$253,886	$217,706
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $399.4 million for the three months ended July 2, 2022 from $364.4 million for the three months ended July 3, 2021, an increase of $35.0 million or 9.6%. See the segment discussion below for further information.
Net sales increased to $809.9 million for the six months ended July 2, 2022 from $698.8 million for the six months ended July 3, 2021, an increase of $111.1 million or 15.9%. See segment discussion below for further information.

Year-over-year net sales increases were driven by the following:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Volume	(6.4)%	(0.1)%
Price, net of discounts and allowances	16.5%	16.7%
Acquisitions	1.3%	0.8%
Currency and other	(1.8)%	(1.5)%
Total	9.6%	15.9%
The increase in net sales for the three and six months ended July 2, 2022 was primarily the result of increases in price and acquisitions, partially offset by decreases in volume and the unfavorable impact of foreign currency translation. The increase due to price reflects the cumulative impact of a number of announced price increases during the last 18 months to mitigate the escalating inflationary cost pressures discussed above. The decline in volume was primarily result of channel inventory reductions, poor weather in seasonal markets in North America, and lower net sales in Europe due to geopolitical factors.
Gross profit and Gross profit margin
Gross profit increased to $189.4 million for the three months ended July 2, 2022 from $168.0 million for the three months ended July 3, 2021, an increase of $21.3 million or 12.7%.
Gross profit margin increased to 47.4% for the three months ended July 2, 2022 compared to 46.1% for the three months ended July 3, 2021, an increase of 130 basis points primarily resulting from the full effect of the price increases discussed above.
Gross profit increased to $379.8 million for the six months ended July 2, 2022 from $327.9 million for the six months ended July 3, 2021, an increase of $51.8 million, or 15.8%.
Gross profit margin remained flat at 46.9% for the six months ended July 2, 2022 compared to 46.9% the six months ended July 3, 2021.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) decreased to $68.9 million for the three months ended July 2, 2022 from $71.8 million for the three months ended July 3, 2021, a decrease of $2.9 million or 4.0%, primarily as a result of lower performance-related incentive based compensation and warranty reserves, partially offset by a one-time expense associated with the discontinuation of a product joint development agreement. During the three months ended July 3, 2021, we incurred one-time expenses related to the fire in Yuncos, Spain.
As a percentage of net sales, SG&A decreased to 17.3% for the three months ended July 2, 2022 as compared to 19.7% for three months ended July 3, 2021, a decrease of 244 basis points driven by improved operating leverage.
SG&A decreased to $137.8 million for the six months ended July 2, 2022 from $138.3 million for the six months ended July 3, 2021, a decrease of $0.5 million or 0.4%, effectively flat year over year.
As a percentage of net sales, SG&A decreased to 17.0% for the six months ended July 2, 2022 as compared to 19.8% for six months ended July 3, 2021, a decrease of 278 basis points driven by improved operating leverage.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) remained consistent at $5.0 million for the three months ended July 2, 2022 and $5.0 million for the three months ended July 3, 2021.
As a percentage of net sales, RD&E was 1.3% for the three months ended July 2, 2022 compared to 1.4% for the three months ended July 3, 2021, a decrease of 11 basis points.
RD&E increased to $10.3 million for the six months ended July 2, 2022 from $9.8 million for the six months ended July 3, 2021, as a result of increased activities to support business growth and product development. As a percentage of net sales, RD&E was 1.3% for the six months ended July 2, 2022 compared to 1.4% for the six months ended July 3, 2021, a decrease of 14 basis points.

Acquisition and restructuring related expense
For the three months ended July 2, 2022, we incurred $4.9 million of acquisition and restructuring related expense as compared to $1.6 million of expense for the three months ended July 3, 2021. The expense in the Second Quarter was primarily related to transaction costs associated with the acquisition of the specialty lighting business of Halco Lighting Technologies, LLC and costs associated with the corporate headquarters relocation from New Jersey to North Carolina compared to the Comparable Quarter which only had costs associated with the cessation of certain manufacturing and distribution operations and the start-up of a new distribution center in the Southwestern United States.
For the six months ended July 2, 2022, we incurred $7.2 million of acquisition and restructuring related expense as compared to an expense of $1.7 million for the six months ended July 3, 2021.The six months ended July 2, 2022 included transaction costs associated with the acquisition of the specialty lighting business of Halco Technologies, LLC as well as costs associated with the corporate headquarters relocation from New Jersey to North Carolina, compared to the six months ended July 3, 2021, which primarily had costs associated with the cessation of certain manufacturing and distribution operations and the start-up of a new distribution center in the Southwestern United States.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three and six months ended July 2, 2022 and July 3, 2021 amortization of intangible assets decreased $0.9 million and $2.2 million, respectively, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income
For the three and six months ended July 2, 2022 and July 3, 2021 operating income increased $21.8 million and increased $48.5 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $11.6 million for the three months ended July 2, 2022 from $13.0 million for the three months ended July 3, 2021.
Interest expense for the three months ended July 2, 2022 consisted of $11.0 million of interest on the outstanding debt and $0.6 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.28% for the three months ended July 2, 2022.
Interest expense for the three months ended July 3, 2021 consisted of $12.1 million of interest on the outstanding debt and $0.9 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 5.16% for the three months ended July 3, 2021.
Interest expense decreased by $1.4 million primarily due to a reduction in expense on the interest rate swaps and capital leases as well as lower interest rates as a result of the debt refinancing activity completed in the three months ended July 3, 2021.
For the six months ended July 2, 2022, interest expense, net, decreased to $21.2 million from $31.2 million for the six months ended July 3, 2021.
Interest expense decreased by $10.0 million primarily driven by the debt repayment of $364.6 million and lower interest rates as a result of the debt refinancing activity completed in the prior year.
Interest expense for the six months ended July 2, 2022 consisted of $19.7 million of interest on the outstanding debt and $1.5 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.01% for the six months ended July 2, 2022. Interest expense for the six months ended July 3, 2021 consisted of $29.0 million interest on the outstanding debt and $2.2 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedges, was 5.50% for the six months ended July 3, 2021.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three and six months ended July 2, 2022. The $3.6 million and $9.4 million loss on extinguishment of debt for the three and six months ended July 3, 2021, respectively, was incurred due to the debt refinancing activity in the first half of 2021.

Provision for income taxes
We incurred income tax expense of $21.1 million for the three months ended July 2, 2022 compared to an income tax expense of $12.6 million for the three months ended July 3, 2021, an increase of $8.5 million or 67.9%. This was primarily due to increased income from operations.
The increase in the Company’s effective tax rate from 19.2% for three months ended July 3, 2021 to 24.1% for the three months ended July 2, 2022 was primarily due to a Global Intangible Low Tax Income (“GILTI”) inclusion and changes in the relative income between jurisdictions.
We incurred income tax expense of $44.4 million for the six months ended July 2, 2022 compared to $27.7 million for the six months ended July 3, 2021, an increase of $16.7 million. This was primarily due to increased income from operations.
The increase in the Company’s effective tax rate from 23.6% for the six months ended July 3, 2021 to 24.0% for the six months ended July 2, 2022 was primarily due to a GILTI inclusion and changes in the relative income between jurisdictions.
Net income
As a result of the foregoing, net income increased $13.4 million and $50.6 million for the three and six months ended July 2, 2022 and July 3, 2021 respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $127.6 million for the three months ended July 2, 2022 from $110.4 million for the three months ended July 3, 2021, an increase of $17.2 million or 15.6%, driven primarily by higher net sales resulting in an increase in gross profit of $21.3 million.
Adjusted EBITDA margin increased to 32.0% for the three months ended July 2, 2022 compared to 30.3% for the three months ended July 3, 2021, an increase of 166 basis points.
Adjusted EBITDA increased to $253.9 million for the six months ended July 2, 2022 from $217.7 million for the six months ended July 3, 2021, an increase of $36.2 million or 16.6%, driven primarily by higher net sales and operating leverage resulting in an increase in gross profit of $51.8 million.
Adjusted EBITDA margin increased to 31.3% for the six months ended July 2, 2022 compared to 31.2% for the six months ended July 3, 2021, an increase of 19 basis points.
See “— Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric.

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

(Dollars in thousands)	Three Months Ended			Three Months Ended
	July 2, 2022			July 3, 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$399,442	$342,080	$57,362	$364,422	$293,575	$70,847
Gross profit	$189,365	$166,818	$22,549	$168,018	$140,442	$27,576
Gross profit margin %	47.4%	48.8%	39.3%	46.1%	47.8%	38.9%
Segment income	$123,771	$110,539	$13,232	$101,652	$89,285	$12,367
Segment income margin %	31.0%	32.3%	23.1%	27.9%	30.4%	17.5%
Adjusted segment income (a)	$135,488	$122,484	$13,004	$116,885	$99,166	$17,719
Adjusted segment income margin % (a)	33.9%	35.8%	22.7%	32.1%	33.8%	25.0%
Expenses not allocated to segments
Corporate expense, net	$8,386			$10,433
Acquisition and restructuring related expense	4,940			1,636
Amortization of intangible assets	7,697			8,632
Operating income	$102,748			$80,951

(Dollars in thousands)	Six Months Ended			Six Months Ended
	July 2, 2022			July 3, 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$809,902	$688,376	$121,526	$698,785	$565,040	$133,745
Gross profit	$379,759	$329,875	$49,886	$327,922	$275,098	$52,824
Gross profit margin %	46.9%	47.9%	41.0%	46.9%	48.7%	39.5%
Segment income	$249,351	$219,150	$30,201	$202,346	$175,100	$27,246
Segment income margin %	30.8%	31.8%	24.9%	29.0%	31.0%	20.4%
Adjusted segment income (a)	$268,098	$236,707	$31,391	$228,479	$194,962	$33,517
Adjusted segment income margin % (a)	33.1%	34.4%	25.8%	32.7%	34.5%	25.1%
Expenses not allocated to segments
Corporate expense, net	$17,665			$22,563
Acquisition and restructuring related expense	7,211			1,669
Amortization of intangible assets	15,307			17,462
Operating income	$209,168			$160,652
(a) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$342,080	$293,575	$688,376	$565,040
Gross profit	$166,818	$140,442	$329,875	$275,098
Gross profit margin %	48.8%	47.8%	47.9%	48.7%
Segment income	$110,539	$89,285	$219,150	$175,100
Segment income margin %	32.3%	30.4%	31.8%	31.0%
Adjusted segment income (a)	$122,484	$99,166	$236,707	$194,962
Adjusted segment income margin % (a)	35.8%	33.8%	34.4%	34.5%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $342.1 million for the three months ended July 2, 2022 from $293.6 million for the three months ended July 3, 2021, an increase of $48.5 million or 16.5%.
Net sales increased to $688.4 million for the six months ended July 2, 2022 from $565.0 million for the six months ended July 3, 2021, an increase of $123.3 million or 21.8%.
Year-over-year net sales increases were driven by the following factors:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Volume	(3.2)%	2.2%
Price, net of allowances and discounts	18.6%	18.9%
Acquisitions	1.6%	1.0%
Currency and other	(0.5)%	(0.3)%
Total	16.5%	21.8%
This increase for the three months ended July 2, 2022 was primarily the result of price increases to offset inflationary pressure and an increase from the impact of acquisitions, partially offset by a decline in volume and the unfavorable impact of foreign currency translation. The lower volume was primarily attributable to channel inventory reductions and cool and wet spring weather in weather effected seasonal markets, namely the Midwest, Northeast and Canada.
The increase for the six months ended July 2, 2022 was primarily due to the cumulative impact of a number of announced price increases during the last 18 months to mitigate the escalating inflationary cost pressures from the global supply chain, an increase in volume led by Omni automation control systems and energy efficient products, and an increase from the impact of acquisitions, partially offset by the unfavorable impact of foreign currency translation.

Gross profit and Gross profit margin
Gross profit increased to $166.8 million for the three months ended July 2, 2022 from $140.4 million for the three months ended July 3, 2021, an increase of $26.4 million or 18.8%.
Gross profit margin increased to 48.8% for the three months ended July 2, 2022 from 47.8% for the three months ended July 3, 2021, an increase of 93 basis points, primarily driven by the net price increases that became fully effective in the Second Quarter.
Gross profit increased to $329.9 million for the six months ended July 2, 2022 from $275.1 million for the six months ended July 3, 2021, an increase of $54.8 million or 19.9%.
Gross profit margin decreased to 47.9% for the six months ended July 2, 2022 from 48.7% for the six months ended July 3, 2021, a decrease of 77 basis points, primarily driven by the inflationary increases from raw materials and freight, and higher import duties, partially offset by the net price increases discussed above.
Segment income and Segment income margin
Segment income increased to $110.5 million for the three months ended July 2, 2022 from $89.3 million for the three months ended July 3, 2021, an increase of $21.3 million or 23.8%. This was primarily driven by an increase in sales and gross profit as discussed above, partially offset by higher SG&A expense including one-time expenses associated with the discontinuation of a product joint development agreement.
Segment income margin increased to 32.3% for the three months ended July 2, 2022 from 30.4% for the three months ended July 3, 2021, an increase of 190 basis points.
Segment income increased to $219.2 million for the six months ended July 2, 2022 from $175.1 million for the six months ended July 3, 2021, an increase of $44.1 million or 25.2%. This was primarily driven by an increase in sales and gross profit as discussed above, partially offset by higher SG&A expense primarily from one-time expenses related to the discontinuation of a product joint development agreement as well as higher distribution and warehousing costs and marketing costs.
Segment income margin increased to 31.8% for the six months ended July 2, 2022 from 31.0% for the six months ended July 3, 2021, an increase of 85 basis points achieved from increased gross profit and operating expense leverage as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $122.5 million for the three months ended July 2, 2022 from $99.2 million for the three months ended July 3, 2021, an increase of $23.3 million or 23.5%. This was driven by the higher segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 35.8% for the three months ended July 2, 2022 from 33.8% for the three months ended July 3, 2021, an increase of 203 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income increased to $236.7 million for the six months ended July 2, 2022 from $195.0 million for the six months ended July 3, 2021, an increase of $41.7 million or 21.4%. This was driven by the higher segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 34.4% for the six months ended July 2, 2022 from 34.5% for the six months ended July 3, 2021, a decrease of 12 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$57,362	$70,847	$121,526	$133,745
Gross profit	$22,549	$27,576	$49,886	$52,824
Gross profit margin %	39.3%	38.9%	41.0%	39.5%
Segment income	$13,232	$12,367	$30,201	$27,246
Segment income margin %	23.1%	17.5%	24.9%	20.4%
Adjusted segment income (a)	$13,004	$17,719	$31,391	$33,517
Adjusted segment income margin % (a)	22.7%	25.0%	25.8%	25.1%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $57.4 million for the three months ended July 2, 2022 from $70.8 million for the three months ended July 3, 2021, a decrease of $13.5 million or 19.0%.
Net sales decreased to $121.5 million for the six months ended July 2, 2022 from $133.7 million for the six months ended July 3, 2021, a decrease of $12.2 million or 9.1%.
Year-over-year net sales decreases were driven by the following:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Volume	(19.6)%	(10.2)%
Price, net of allowances and discounts	7.8%	7.7%
Currency and other	(7.2)%	(6.6)%
Total	(19.0)%	(9.1)%
The decrease in net sales was primarily due to a decline in volume as a result of geopolitical factors and macroeconomic uncertainty, unfavorable impact of foreign currency translation, and channel inventory reductions, partially offset by the favorable impact of price increases over the past 18 months.
Gross profit and Gross profit margin
Gross profit decreased to $22.5 million for the three months ended July 2, 2022 from $27.6 million for the three months ended July 3, 2021, a decrease of $5.1 million or 18.3%.
Gross profit margin increased to 39.3% for the three months ended July 2, 2022 from 38.9% for the three months ended July 3, 2021, an increase of 39 basis points, effectively flat over the Comparable Quarter.
Gross profit decreased to $49.9 million for the six months ended July 2, 2022 from $52.8 million for the six months ended July 3, 2021, a decrease of $2.9 million or 5.6%.
Gross profit margin increased to 41.0% for the six months ended July 2, 2022 from 39.5% for the six months ended July 3, 2021, an increase of 155 basis points, primarily driven by price increases, favorable product mix, and quality improvement, despite the volume decline and inflationary impact from shipping costs, supplies and raw materials.
Segment income and Segment income margin
Segment income increased to $13.2 million for the three months ended July 2, 2022 from $12.4 million for the three months ended July 3, 2021, an increase of $0.8 million or 6.8%. This was primarily driven by the absence of impairment costs related to the fire incident at our Yuncos, Spain facility, which occurred during the same time period in the prior year and the collection of previously reserved bad debt expense related to certain customers impacted by the conflict in Russia and Ukraine.
Segment income margin increased by 561 basis points from 17.5% for the three months ended July 3, 2021 to 23.1% for the three months ended July 2, 2022, due to the aforementioned impairment costs in the Comparable Quarter and the collection of previously reserved receivables.

Segment income increased to $30.2 million for the six months ended July 2, 2022 from $27.2 million for the six months ended July 3, 2021, an increase of $3.0 million or 10.8%. This was primarily driven by the absence of impairment costs related to the fire incident at our Yuncos, Spain facility, which occurred during the same time period in the prior year.
Segment income margin increased by 448 basis points, to 24.9% for the six months ended July 2, 2022 as compared to 20.4% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $13.0 million for the three months ended July 2, 2022 from $17.7 million for the three months ended July 3, 2021, a decrease of $4.7 million or 26.6%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation.” below.
Adjusted segment income margin decreased to 22.7% for the three months ended July 2, 2022 from 25.0% for the three months ended July 3, 2021, a decrease of 234 basis points.
Adjusted segment income decreased to $31.4 million for the six months ended July 2, 2022 from $33.5 million for the six months ended July 3, 2021, a decrease of $2.1 million or 6.3%. This was primarily driven by the decreased sales.
Adjusted segment income margin increased to 25.8% for the six months ended July 2, 2022 from 25.1% for the six months ended July 3, 2021, an increase of 77 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended July 2, 2022 and July 3, 2021:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$66,260	$52,816	$140,292	$89,683
Depreciation	4,758	4,503	9,598	9,251
Amortization	9,091	10,105	18,188	20,497
Interest expense	11,605	12,975	21,167	31,247
Income taxes	21,079	12,552	44,419	27,736
Loss on extinguishment of debt	—	3,608	—	9,418
EBITDA	112,793	96,559	233,664	187,832
Stock-based compensation (a)	315	5,265	1,252	15,899
Sponsor management fees (b)	—	—	—	90
Currency exchange items (c)	3,453	(593)	2,724	3,230
Acquisition and restructuring related expense, net (d)	4,940	1,636	7,211	1,669
Other (e)	6,136	7,527	9,035	8,986
Total Adjustments	14,844	13,835	20,222	29,874
Adjusted EBITDA	$127,637	$110,394	$253,886	$217,706
Adjusted EBITDA margin	32.0%	30.3%	31.3%	31.2%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”), whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the three and six months ended July 2, 2022 would have been an expense of $1.9 million and $2.9 million, respectively.

(b)
Represents fees paid to certain of the Company’s controlling stockholders for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of the IPO.

(c)	Represents unrealized non-cash losses (gains) on foreign denominated monetary assets and liabilities and foreign currency contracts.
(d)	Adjustments in the three and six months ended July 2, 2022 are primarily driven by transaction costs associated with the acquisition of the specialty lighting business of Halco Lighting Technologies, LLC and costs associated with the relocation of the corporate headquarters. Adjustments in the three and six months ended July 3, 2021 are primarily driven by restructuring related costs associated with the exit of a redundant manufacturing and distribution facility.
(e)	Adjustments in the three months ended July 2, 2022 include expenses associated with the discontinuation of a product joint development agreement, costs incurred for follow-on equity offerings in May 2022, which are reported in SG&A in our unaudited condensed consolidated statements of operations, partially offset by gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain. Adjustments in the three months ended July 3, 2021 include a write-off related to the aforementioned fire in Yuncos, Spain, costs related to our debt refinancing, and operating losses related to an early stage product business acquired in 2018 that was phased out.

Adjustments in the six months ended July 2, 2022 include expenses associated with the discontinuation of a product joint development agreement, follow-on equity offerings in May 2022, which are reported in SG&A in our unaudited condensed consolidated statements of operations, partially offset by gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain. Also included in the six months ended are bad debt reserves for certain customers in Russia and Ukraine partially offset by collections of these previously reserved receivables. Adjustments in the six months ended July 3, 2021 include a write-off related to the aforementioned fire in Yuncos, Spain, expenses incurred in preparation for the IPO and transaction related bonuses, costs related to our debt refinancing, and operating losses related to an early stage product business acquired in 2018 that was phased out.

Following is a reconciliation from segment income to adjusted segment income for the three and six months ended July 2, 2022 and July 3, 2021:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment income	$123,771	$101,652	$249,351	$202,346
Depreciation	4,454	4,410	8,957	9,068
Amortization	1,394	1,473	2,881	3,035
Stock-based compensation	829	3,753	459	7,996
Other (a)	5,040	5,597	6,450	6,034
Total Adjustments	11,717	15,233	18,747	26,133
Adjusted segment income	$135,488	$116,885	$268,098	$228,479
Adjusted segment income margin	33.9%	32.1%	33.1%	32.7%

(a)
The three and six months ended July 2, 2022 include bad debt write-offs and other miscellaneous items we believe are not representative of our ongoing business operations. The three and six months ended July 3, 2021 include the impairment related to a fire at our manufacturing and administrative facilities in Yuncos, Spain and operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

NAM	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment income	$110,539	$89,285	$219,150	$175,100
Depreciation	4,248	4,109	8,582	8,400
Amortization	1,394	1,473	2,881	3,035
Stock-based compensation	765	3,748	356	7,444
Other (a)	5,538	551	5,738	983
Total adjustments	11,945	9,881	17,557	19,862
Adjusted segment income	$122,484	$99,166	$236,707	$194,962
Adjusted segment income margin	35.8%	33.8%	34.4%	34.5%

(a)	The three months ended July 2, 2022 for NAM includes expenses associated with the discontinuation of a product joint development agreement that Hayward believes are not representative of its ongoing business operations. The three months ended July 3, 2021 includes operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

The six months ended July 2, 2022 for NAM includes expenses associated with the discontinuation of a product joint development agreement and certain general and administrative expenses that Hayward believes are not representative of its ongoing business operations. The six months ended July 3, 2021 include operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

E&RW	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment income	$13,232	$12,367	$30,201	$27,246
Depreciation	206	301	375	668
Amortization	—	—	—	—
Stock-based compensation	64	5	103	552
Other (a)	(498)	5,046	712	5,051
Total Adjustments	(228)	5,352	1,190	6,271
Adjusted segment income	$13,004	$17,719	$31,391	$33,517
Adjusted segment income margin	22.7%	25.0%	25.8%	25.1%

(a)	The three months ended July 2, 2022 for E&RW includes collections of previously reserved bad debt expense related to certain customers impacted by the conflict in Russia and Ukraine. The three months ended July 3, 2021 represents the impact of a fire at our manufacturing and administrative facilities in Yuncos, Spain.

The six months ended July 2, 2022 for E&RW includes bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine partially offset by subsequent collections.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility (“ABL Facility”).
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
During the Second Quarter we used cash and borrowings under the ABL Facility for share repurchases (refer to Note 14. Stockholders’ Equity) and for the acquisition of the specialty lighting business of Halco Lighting Technologies, LLC (refer to Note 16. Acquisitions and Restructuring).
Unrestricted cash and cash equivalents totaled $109.0 million as of July 2, 2022, which is a decrease of $156.8 million from $265.8 million at December 31, 2021.
We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and paying our debt obligations, while continuing to fund business growth initiatives. We believe that net cash provided by operating activities and availability under the ABL Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities.

Long-term debt consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
First Lien Term Facility, due May 28, 2028	$990,000	$995,000
ABL Revolving Credit Facility	150,000	—
Finance lease obligations	7,560	7,780
Subtotal	1,147,560	1,002,780
Less: Current portion of the long-term debt	(11,957)	(12,155)
Less: Unamortized debt issuance costs	(16,291)	(17,501)
Total	$1,119,312	$973,124
ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. The maturity of the facility is June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively.
For the three months ended July 2, 2022, the average borrowing base under the ABL Facility was $332.2 million and the average loan balance outstanding was $89.0 million. As of July 2, 2022, the loan balance was $150.0 million with a borrowing availability of $130.1 million.
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
As of July 2, 2022, the balance outstanding under the First Lien Term Facility was $990.0 million and the effective interest rate, including the impact of an interest rate hedge, was 3.86% as net secured leverage is less than 2.5x.
As of December 31, 2021, the balance outstanding under the First Lien Term Facility was $995.0 million and the effective interest rate, including the impact of an interest rate hedge, was 4.77%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of July 2, 2022, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Six Months Ended
	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$63,676	$123,389
Net cash used in investing activities	(77,188)	(9,658)
Net cash (used in) provided by financing activities	(141,101)	24,850
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,218)	(52)
Change in cash and cash equivalents and restricted cash	$(156,831)	$138,529
Net cash provided by operating activities
Net cash provided by operating activities decreased to $63.7 million for the six months ended July 2, 2022 from $123.4 million for the six months ended July 3, 2021, a decrease of $59.7 million or 48.4%. The reduction was driven by increased cash used for working capital compared to the prior-year period, partially offset by higher net income in the current year.
Net cash used in investing activities
Net cash used in investing activities was $77.2 million for the six months ended July 2, 2022 compared to $9.7 million for the six months ended July 3, 2021, an increase of $67.5 million or 699.2%. The increase was primarily driven by acquisition activity and capital expenditures.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $141.1 million for the six months ended July 2, 2022 compared to net cash provided of $24.9 million for the six months ended July 3, 2021, a change of $166.0 million or 667.8%. The cash use for the six months ended July 2, 2022 is primarily due to share repurchases partially offset by an inflow from borrowings on the ABL Facility, compared to the cash provided for the six months ended July 3, 2021 driven by proceeds from the IPO and the issuance of long-term debt, partially offset by the repayments of long-term debt.

Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of July 2, 2022 and December 31, 2021.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and the Company has included certain new critical accounting estimates during the three months ended July 2, 2022, as described below:
Business Combinations
We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed to be recognized and measured at fair value on the acquisition date, which is the date the acquirer obtains control of the business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.
The determination of estimated fair value of assets acquired, specifically intangible assets, requires us to make extensive use of significant estimates and assumptions. The fair value of estimates is based on available historical financial information and on expectations about the future, considering the perspective of market participants. Significant estimates and assumptions may include but are not limited to expected revenue growth rates, weighted average cost of capital, useful lives, and discount rates. Our estimates of the useful lives of definite-lived intangible assets are based on the same criteria and correspond with the expected future cash flows. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

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
There have been no material changes in the foreign currency exchange risk or interest rate risk during the six months ended July 2, 2022 from what we reported in our Annual Report on Form 10-K.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of July 2, 2022, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
Continuing Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We continue to have material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K. We do not know the specific time frame needed to fully remediate the material weaknesses identified. These material weaknesses could result in misstatements of the Company’s accounts and disclosures that would result in material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weaknesses
As disclosed in our Annual Report on Form 10-K, upon identifying the material weaknesses, we began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have focused on: (i) development of a remediation plan to fully address the control deficiencies; (ii) establishment of an internal audit group; (iii) implementation of processes and controls to better identify and manage segregation of duties; (iv) expansion of our accounting, finance, and information technology teams; and (v) engagement of a third-party provider to support in evaluating and documenting the design of our internal controls, assist with the remediation of the deficiencies, test the operating effectiveness of our internal controls, and design and implement formal accounting policies and procedures.
In addition, we have implemented controls design enhancements to address segregation of duties within financial reporting, including the preparation and review of journal entries. We have also formalized policies and procedures, designed and implemented controls which would operate at a sufficient level of precision that would identify material misstatements to our financial statements. These controls include enhancements to address program change management controls, user access controls, computer operations controls, and testing and approval controls for program development.
Status of Remediation Efforts
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our currently designed internal control processes. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended July 2, 2022 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.
We are exposed to political, regulatory, economic, trade, and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
Sales outside of the United States for the six months ended July 2, 2022 and for the fiscal year ending December 31, 2021 accounted for approximately 25% and 28%, respectively of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company purchased 14.4 million shares of its common stock, par value $0.001 per share, in the quarter ended July 2, 2022. During the fourth quarter of 2021, the board of directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $450 million of its outstanding shares of common stock, which authorization expires on December 20, 2024.
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
As of July 2, 2022, $156.9 million remained available for additional share repurchases. The following table summarizes the Company’s purchase of its common stock for the quarter ended July 2, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 3 - May 7, 2022	10,956,548	$14.70	10,956,548	$208,146,016
May 8 - June 4, 2022	477,024	15.46	477,024	200,769,815
June 5 - July 2, 2022	3,007,546	14.60	3,007,546	156,864,645
Total	14,441,118	$14.70	14,441,118	$156,864,645
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of July 29, 2022.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer