Form 10-Q
period 2022-10-01
Hayward Holdings, Inc.
filed 2022-11-02
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022

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

The registrant had outstanding 211,276,558 shares of common stock as of October 31, 2022.

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
• impacts on our business from the sensitivity of our business to seasonality, adverse weather conditions and unfavorable economic and business conditions;
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
• our ability to realize anticipated cost savings from restructuring activities;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	October 1, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$72,907	$265,796
Accounts receivable, net of allowances of $2,872 and $2,003, respectively	108,543	208,112
Inventories, net	313,379	233,449
Prepaid expenses	16,051	12,459
Other current assets	51,368	30,705
Total current assets	562,248	750,521
Property, plant, and equipment, net of accumulated depreciation of $76,600 and $67,366, respectively	148,428	146,754
Goodwill	927,055	924,264
Trademark	736,000	736,000
Customer relationships, net	236,321	242,854
Other intangibles, net	108,983	103,192
Other non-current assets	111,363	74,885
Total assets	$2,830,398	$2,978,470
Liabilities and Stockholders' Equity
Current liabilities
Current portion of the long-term debt	$11,957	$12,155
Accounts payable	65,354	87,445
Accrued expenses and other liabilities	152,011	190,378
Income taxes payable	—	13,886
Total current liabilities	229,322	303,864
Long-term debt, net	1,067,002	973,124
Deferred tax liabilities, net	266,290	262,378
Other non-current liabilities	71,523	69,591
Total liabilities	1,634,137	1,608,957
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of October 1, 2022 and December 31, 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 239,942,927 issued and 211,276,558 outstanding at October 1, 2022; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021	240	238
Additional paid-in capital	1,067,148	1,058,724
Common stock in treasury; 28,666,369 and 5,375,417 at October 1, 2022 and December 31, 2021, respectively	(357,408)	(14,066)
Retained earnings	484,254	320,875
Accumulated other comprehensive income	2,027	3,742
Total stockholders' equity	1,196,261	1,369,513
Total liabilities, redeemable stock, and stockholders' equity	$2,830,398	$2,978,470

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$245,267	$350,624	$1,055,169	$1,049,409
Cost of sales	137,483	188,170	567,626	559,033
Gross profit	107,784	162,454	487,543	490,376
Selling, general, and administrative expense	50,493	68,807	188,297	207,129
Research, development, and engineering expense	6,142	6,370	16,411	16,187
Acquisition and restructuring related expense	2,288	783	9,499	2,452
Amortization of intangible assets	8,521	8,700	23,828	26,162
Operating income	40,340	77,794	249,508	238,446
Interest expense, net	13,938	11,050	35,105	42,297
Loss on debt extinguishment	—	—	—	9,418
Other (income) expense, net	(234)	2,087	3,056	4,655
Total other expense	13,704	13,137	38,161	56,370
Income from operations before income taxes	26,636	64,657	211,347	182,076
Provision for income taxes	3,549	14,336	47,968	42,072
Net income	$23,087	$50,321	$163,379	$140,004

Earnings per share
Basic	$0.11	$0.22	$0.74	$0.24
Diluted	$0.10	$0.21	$0.70	$0.23

Weighted average common shares outstanding
Basic	212,905,429	231,339,007	222,009,824	172,820,430
Diluted	222,006,615	243,783,501	232,131,395	185,673,814

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	October 1, 2022			October 2, 2021
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$23,087			$50,321
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,589)	—	(15,589)	(5,312)	—	(5,312)
Change in fair value of derivatives	19,053	(4,763)	14,290	1,599	(395)	1,204
Comprehensive income			$21,788			$46,213

	Nine Months Ended
	October 1, 2022			October 2, 2021
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$163,379			$140,004
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,069)	—	(27,069)	(549)	(763)	(1,312)
Change in fair value of derivatives	33,805	(8,451)	25,354	6,524	(1,620)	4,904
Comprehensive income			$161,664			$143,596

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,784)	—	—	(80,784)
Treasury stock purchase for tax withholdings on stock exercises	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920
Net income	—	—	—	—	66,260	—	66,260
Stock-based compensation	—	—	1,991	—	—	—	1,991
Issuance of Common Stock for compensation plans	748,247	1	1,330	—	—	—	1,331
Repurchase of stock	(14,441,118)	—	—	(212,352)	—	—	(212,352)
Other comprehensive income	—	—	—	—	—	(8,529)	(8,529)
Balance as of July 2, 2022	215,687,086	$240	$1,064,113	$(307,225)	$461,167	$3,326	$1,221,621
Net income	—	—	—	—	23,087	—	23,087
Stock-based compensation	—	—	2,155	—	—	—	2,155
Issuance of Common Stock for compensation plans	359,306	—	880	—	—	—	880
Repurchase of stock	(4,769,834)	—	—	(50,183)	—	—	(50,183)
Other comprehensive income	—	—	—	—	—	(1,299)	(1,299)
Balance as of October 1, 2022	211,276,558	$240	$1,067,148	$(357,408)	$484,254	$2,027	$1,196,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	869,923	$594,500	2,772,900	$3	$10,297	$(3,686)	$202,997	$(350)	$209,261
Net income	—	—	—	—	—	—	36,867	—	36,867
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	680,041	—	(85,541)	—	594,706
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Stock-based compensation	—	—	—	—	10,634	—	—	—	10,634
Cash distributions	—	—	—	—	—	—	(41)	—	(41)
Repurchase of stock	(186)	—	—	—	—	(214)	—	—	(214)
Other comprehensive income	—	—	—	—	—	—	—	3,650	3,650
Balance as of April 3, 2021	—	$—	231,120,757	$231	$1,052,746	$(3,900)	$154,282	$3,300	$1,206,659
Net income	—	—	—	—	—	—	52,816	—	52,816
Finalization for IPO conversion	—	—	—	—	(397)	—	(264)	—	(661)
Stock-based compensation	—	—	—	—	1,900	—	—	—	1,900
Repurchase of stock	—	—	(19,500)	—	—	(768)	—	—	(768)
Other comprehensive income	—	—	—	—	—	—	—	4,050	4,050
Balance as of July 3, 2021	—	$—	231,101,257	$231	$1,054,249	$(4,668)	$206,834	$7,350	$1,263,996
Net income	—	—	—	—	—	—	50,321	—	50,321
Stock-based compensation	—	—	—	—	774	—	—	—	774
Issuance of Common Stock for compensation plans	—	—	1,323,564	—	863	—	—	—	863
Repurchase of stock	—	—	(457,681)	—	—	(9,548)	—	—	(9,548)
Other comprehensive income	—	—	—	—	—	—	—	(4,108)	(4,108)
Balance as of October 2, 2021	—	$—	231,967,140	$231	$1,055,886	$(14,216)	$257,155	$3,242	$1,302,298

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net income	$163,379	$140,004
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,931	14,096
Amortization of intangible assets	28,437	30,903
Amortization of deferred debt issuance fees	2,312	2,771
Stock-based compensation	5,787	13,308
Deferred income taxes	(4,221)	(3,014)
Allowance for bad debts	869	584
Loss on debt extinguishment	—	9,418
Loss on disposal of property, plant and equipment	5,550	3,743
Changes in operating assets and liabilities
Accounts receivable	96,874	(9,115)
Inventories	(70,469)	(66,027)
Other current and non-current assets	(16,902)	(10,699)
Accounts payable	(24,472)	9,671
Accrued expenses and other liabilities	(57,411)	63,520
Net cash provided by operating activities	143,664	199,163

Cash flows from investing activities
Purchases of property, plant, and equipment	(23,533)	(19,098)
Purchases of intangibles	—	(818)
Acquisitions, net of cash acquired	(61,337)	—
Proceeds from sale of property, plant, and equipment	4	25
Proceeds from settlements of investment currency hedge	—	719
Net cash used in investing activities	(84,866)	(19,172)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	377,400
Costs associated with Initial Public Offering	—	(26,124)
Purchase of common stock for treasury	(343,319)	(10,530)
Cash paid for taxes from share withholdings	(871)	(10,174)
Proceeds from issuance of long-term debt	—	51,659
Debt issuance costs	—	(12,422)
Payments of long-term debt	(7,500)	(367,144)
Proceeds from revolving credit facility	150,000	68,000
Payments on revolving credit facility	(50,000)	(68,000)
Proceeds from issuance of short term debt	8,119	—
Payments of short term debt	(2,849)	—
Other, net	473	522
Net cash (used in) provided by financing activities	(245,947)	3,187

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,740)	(1,505)
Change in cash and cash equivalents and restricted cash	(192,889)	181,673
Cash and cash equivalents and restricted cash, beginning of period	265,796	115,294
Cash and cash equivalents and restricted cash, end of period	$72,907	$296,967

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosures of cash flow information
Cash paid-interest	$32,725	$53,686
Cash paid-income taxes	93,503	39,242
Equipment financed under finance leases	1,603	—

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one fewer working day in the nine months ended October 1, 2022 than in the respective 2021 period.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended October 1, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of this guidance and has begun to transition some debt instruments to an alternative reference rate (see Note 18. Subsequent Events).
Recently Adopted Accounting Standards
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842” or the “new standard”), and issued subsequent amendments to the initial guidance thereafter. The standard became effective for the Company on December 31, 2021 because the Company ceased to be an Emerging Growth Company (“EGC”) under applicable rules of the SEC as of December 31, 2021, and the Company retrospectively adopted the standard as of January 1, 2021. The impact upon adoption as of January 1, 2021 resulted in the initial recognition of lease liabilities based on the present value of the remaining minimum rental payments for existing operating leases of approximately $48.6 million and corresponding right-of-use (“ROU”) assets of approximately $43.9 million on the consolidated balance sheets. The ROU assets are net of $4.7 million of liabilities for deferred rent and unamortized landlord lease incentives that were previously recorded as other noncurrent liabilities. The adoption did not have a material impact on the unaudited condensed consolidated statements of operations and comprehensive income or unaudited condensed consolidated statements of cash flows.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Product groups
Residential pool	$223,661	$330,898	$990,693	$990,977
Commercial pool	8,370	7,360	27,262	23,297
Industrial flow control	13,236	12,366	37,214	35,135
Total	$245,267	$350,624	$1,055,169	$1,049,409

Geographic
United States	$190,849	$261,223	$795,781	$748,726
Canada	12,825	37,013	96,269	114,550
Europe	18,674	32,726	100,062	137,642
Rest of World	22,919	19,662	63,057	48,491
Total international revenue	54,418	89,401	259,388	300,683
Total	$245,267	$350,624	$1,055,169	$1,049,409

4. Inventories
Inventories, net, consist of the following (in thousands):

	October 1, 2022	December 31, 2021
Raw materials	$134,413	$124,545
Work in progress	18,688	22,669
Finished goods	160,278	86,235
Total	$313,379	$233,449

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	October 1, 2022	December 31, 2021
Selling, promotional and advertising	$46,538	$41,975
Employee compensation and benefits	18,768	49,552
Warranty reserve	20,524	24,174
Inventory purchases	12,135	18,606
Insurance reserve	10,656	8,842
Deferred income	8,854	8,074
Operating lease liability - short term	8,980	7,546
Business restructuring costs	1,619	1,397
Professional fees	1,657	2,027
Payroll taxes	3,238	4,522
Short-term notes payable	5,270	—
Other accrued liabilities	13,772	23,663
Total	$152,011	$190,378

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	27,188
Accrual for warranties issued during the period	8,784
Payments	(9,053)
Balance at July 2, 2022	26,919
Accrual for warranties issued during the period	6,199
Payments	(12,594)
Balance at October 1, 2022	$20,524

Balance at December 31, 2020	$16,412
Accrual for warranties issued during the period	10,109
Payments	(4,644)
Balance at April 3, 2021	21,877
Accrual for warranties issued during the period	9,850
Payments	(7,030)
Balance at July 3, 2021	24,697
Accrual for warranties issued during the period	7,796
Payments	(8,825)
Balance at October 2, 2021	$23,668

Warranty expenses for the three and nine months ended October 1, 2022 were $6.2 million and $24.4 million, respectively, and $7.8 million and $27.8 million, respectively, for the three and nine months ended October 2, 2021.

6. Income Taxes
The Company’s effective tax rate for the three months ended October 1, 2022 and three months ended October 2, 2021 was 13.3% and 22.2%, respectively. The change in the Company’s effective tax rate was primarily due to discrete items resulting from the revaluation of deferred tax liabilities as a result of state tax law changes and the tax benefit resulting from the exercise of stock options.
The Company’s effective tax rate for the nine months ended October 1, 2022 and nine months ended October 2, 2021 was 22.7% and 23.1%, respectively. The change in the Company’s effective tax rate was primarily due to discrete items resulting from the state tax law changes and the tax benefit resulting from the exercise of stock options. In addition, the Company's effective tax rate for the nine months ended October 2, 2021 included a benefit for the release of the valuation allowance on the deferred tax assets of the France subsidiary.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at October 1, 2022 or October 2, 2021.
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

7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	October 1, 2022	December 31, 2021
First Lien Term Facility, due May 28, 2028	$987,500	$995,000
ABL Revolving Credit Facility	100,000	—
Finance lease obligations	7,050	7,780
Subtotal	1,094,550	1,002,780
Less: Current portion of the long-term debt	(11,957)	(12,155)
Less: Unamortized debt issuance costs	(15,591)	(17,501)
Total	$1,067,002	$973,124

The Company's First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company's ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to 50 percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The initial maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of October 1, 2022, the Company was in compliance with all covenants under the Credit Facilities.

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
In the first quarter of 2022, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $500.0 million of its variable-rate debt obligations to fixed-rate debt. As of October 1, 2022 and October 2, 2021, the Company was a party to interest rate swap agreements of a notional amount of $500.0 million and zero, respectively.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended October 1, 2022 and October 2, 2021, the Company recognized $4.5 million of income and $0.4 million of expense, respectively, and for the nine months ended October 1, 2022 and October 2, 2021, the Company recognized $3.1 million of income and $0.7 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
There were no outstanding net investment hedges as of October 1, 2022 or December 31, 2021.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets
	October 1, 2022			December 31, 2021
Interest rate swaps	$—	$33,806	$—	$—
Foreign exchange contracts	4,025	—	—	410
Total	$4,025	$33,806	$—	$410
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest rate swaps (1)	$14,290	$4,860	$122	$(6,598)	Interest Expense
Net investment hedge	—	1,268	—	—	N/A
Total	$14,290	$6,128	$122	$(6,598)

(1) The Company estimates that $11.2 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (loss) Reclassified from AOCI into Earnings
	Nine Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest rate swaps	$25,354	$1,185	$(2,127)	$(1,696)	Interest Expense
Net investment hedge	—	—	—	—	N/A
Total	$25,354	$1,185	$(2,127)	$(1,696)

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s interest rate swaps, foreign exchange contracts, and net investment hedges are measured in the financial statements at fair value on a recurring basis. The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. The fair value of net investment hedges and foreign exchanges contracts are estimated using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. These instruments are customary, over-the-counter contracts with various bank counterparties. Accordingly, the fair value measurements of the interest rate swaps, foreign exchange contracts and net investment hedges are categorized as Level 2.
As of October 1, 2022, the Company’s long-term debt instruments had a carrying value of $987.5 million (excluding finance leases and the ABL Facility) and a fair value of approximately $930.7 million. As of December 31, 2021, the Company’s long-term debt instruments had a carrying value of $995.0 million and a fair value of approximately $991.9 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input.

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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	October 1, 2022			October 2, 2021
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$203,674	$41,593	$245,267	$298,236	$52,388	$350,624
Segment income	48,704	8,789	57,493	91,920	10,582	102,502
Capital expenditures (1)	8,035	387	8,422	7,762	1,005	8,767
Depreciation (1)	3,853	196	4,049	4,253	175	4,428
Intersegment sales	3,759	47	3,806	5,897	72	5,969

	Nine Months Ended			Nine Months Ended
	October 1, 2022			October 2, 2021
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$892,050	$163,119	$1,055,169	$863,276	$186,133	$1,049,409
Segment income	267,854	38,990	306,844	267,020	37,828	304,848
Capital expenditures (1)	18,611	1,977	20,588	17,362	1,305	18,667
Depreciation (1)	12,435	571	13,006	12,653	843	13,496
Intersegment sales	27,437	401	27,838	25,509	343	25,852

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total segment income	$57,493	$102,502	$306,844	$304,848
Corporate expense, net	6,344	15,225	24,009	37,788
Acquisition and restructuring related expense	2,288	783	9,499	2,452
Amortization of intangible assets	8,521	8,700	23,828	26,162
Operating income	40,340	77,794	249,508	238,446
Interest expense, net	13,938	11,050	35,105	42,297
Loss on debt extinguishment	—	—	—	9,418
Other (income) expense, net	(234)	2,087	3,056	4,655
Total other expense	13,704	13,137	38,161	56,370
Income from operations before income taxes	$26,636	$64,657	$211,347	$182,076

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$23,087	$50,321	$163,379	$140,004
Deemed Dividend - Class A stock redemption(a)	—	—	—	(85,541)
Dividends paid to Class C stockholders	—	—	—	(41)
Net income attributable to Class A and common stockholders, basic(b)	23,087	50,321	163,379	54,422
Net income attributable to Class A holders, basic	—	—	—	12,733
Net income attributable to common stockholders, basic	$23,087	$50,321	$163,379	$41,689
Net income attributable to Class A holders, diluted	—	$—	$—	$12,046
Net income attributable to common stockholders, diluted	$23,087	$50,321	$163,379	$42,376

Weighted average number of common shares outstanding, basic	212,905,429	231,339,007	222,009,824	172,820,430
Effect of dilutive securities(c)	9,101,186	12,444,494	10,121,571	12,853,384
Weighted average number of common shares outstanding, diluted	222,006,615	243,783,501	232,131,395	185,673,814
Earnings per share attributable to common stockholders, basic	$0.11	$0.22	$0.74	$0.24
Earnings per share attributable to common stockholders, diluted	$0.10	$0.21	$0.70	$0.23
(a) For the nine months ended October 2, 2021, the non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the Company's initial public offering (the “IPO”).
(b) Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c) For the three months ended October 1, 2022 and October 2, 2021 there were potential common shares totaling approximately 2.5 million and 1.2 million, respectively, and for the nine months ended October 1, 2022 and October 2, 2021, there were potential common shares totaling approximately 2.2 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of October 1, 2022, the Company does not have any significant pending litigation.
13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,941	$3,640
Finance leases	1,531	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	October 1, 2022	December 31, 2021
Operating leases
Other non-current assets	$67,106	$63,611
Accrued expenses and other liabilities	8,980	7,546
Other non-current liabilities	66,192	61,565
Total operating lease liabilities	75,172	69,111
Finance leases
Property, plant and equipment	10,732	9,280
Accumulated depreciation	(1,811)	(1,262)
Property, plant and equipment, net	8,921	8,017

Current maturities of long-term debt	1,957	2,155
Long-term debt	5,093	5,625
Total finance lease liabilities	$7,050	$7,780

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
Dividends paid
For the three and nine months ended October 1, 2022, no dividend was declared nor paid to the Company's common stockholders.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchases
As part of the Company’s previously announced $450 million share repurchase program, on January 24, 2022, the Company agreed to repurchase 4.08 million shares of common stock from certain affiliates of one of the Company’s controlling stockholders, CCMP Capital Advisors, LP (“CCMP”), at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the certain affiliates of the Company's controlling stockholders (collectively, the “Sponsors”), sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.
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
On July 26, 2022, the board of directors renewed the initial authorization of its share repurchase program such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450 million of its common stock with such authority expiring on July 26, 2025.
During the three months ended October 1, 2022, the Company repurchased approximately 4.8 million shares of common stock on the open market at an average price per share of $10.48, for an aggregate consideration of approximately $50.0 million, as part of the Company’s previously announced share repurchase program.
For the nine months ended October 1, 2022, the Company repurchased approximately 11.2 million shares of common stock in the open market at an average price per share of $13.49, for an aggregate consideration of approximately $151.3 million, as part of the Company's previously announced share repurchase program.
For the nine months ended October 1, 2022, the Company has repurchased approximately 23.3 million shares of common stock in the open market and in privately negotiated transactions for an aggregate consideration of approximately $343.1 million. As of October 1, 2022, $400.0 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and nine months ended October 1, 2022 was $2.2 million and $5.8 million, respectively, and $0.8 million and $13.3 million, respectively, for the three and nine months ended October 2, 2021.
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
During the three months ended October 1, 2022, the Company granted 66,946 options and 92,838 restricted stock units under the 2021 plan with a fair value per share of $4.11 and $11.67 respectively. During the nine months ended October 1,

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2022, the Company granted 1,145,845 options, 228,368 restricted stock units and 101,215 PSUs under the 2021 Plan with a weighted-average grant-date fair value per share of $5.43, $15.12 and $16.76, respectively.

The Company determined the fair value of granted stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for the stock options granted on March 3, 2022 and July 29, 2022 were as follows:

	March 3, 2022	July 29, 2022
Risk-free interest rate	1.78%	2.70%
Expected life in years	6	6
Expected dividend yield	—%	—%
Expected volatility	29.61%	30.73%
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

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Business restructuring costs	$2,288	$783	$6,276	$2,452
Acquisition transaction and integration costs	—	—	3,223	—
Total	$2,288	$783	$9,499	$2,452
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of October 1, 2022, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $5.9 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $4.2 million of expense related to the relocation during the nine months ended October 1, 2022.
During the three months ended October 1, 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities with initial savings commencing in the third quarter. For the three months ended October 1, 2022, the Company incurred $1.3 million of expense related to the cost reduction program. These include severance and employee benefit costs, as well as other direct separation benefit costs.

The following tables summarize the status of the Company's restructuring related expense and related liability balances (in thousands):

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Liability as of October 1, 2022
One-time termination benefits	$1,035	$3,609	$(2,677)	$1,967
Facility-related	27	337	(364)	—
Other (1)	4,374	2,330	(4,981)	1,723
Total	$5,436	$6,276	$(8,022)	$3,690

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) ‘Other’ restructuring related expense primarily consists of expenses pertaining to the relocation of the corporate headquarters.

		2021 Activity
	Liability as of December 31, 2020	Costs Recognized	Cash Payments	Liability as of October 2, 2021
One-time termination benefits	$—	$749	$(749)	$—
Facility-related	—	1,635	(1,063)	572
Other	—	68	(68)	—
Total Restructuring	$—	$2,452	$(1,880)	$572
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
The net acquisition cost was $59.7 million. The purchase price was funded with proceeds from the ABL Facility and cash on hand. For the nine months ended October 1, 2022, transaction expenses recognized for the acquisition were $3.1 million. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations.
The allocation of purchase price is still preliminary as the Company finalizes aspects of the valuation including intangible, inventory and fixed asset valuations. Preliminary estimates will be finalized within one year of the date of acquisition. The following table summarizes the consideration transferred and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through October 1, 2022 (in thousands):

	Preliminary Allocation As of June 2, 2022		Revised Preliminary Allocation As of October 1, 2022
		Measurement Period Adjustments
Assets
Accounts receivable	$3,905	$—	$3,905
Inventory	16,465	3,324	19,789
Other current assets	521	—	521
Property, plant and equipment	187	—	187
Goodwill	6,740	6,226	12,966
Identifiable intangible assets, net	39,350	(9,550)	29,800
Other noncurrent assets	13	—	13
Less: Liabilities assumed
Accounts payable	(6,091)	—	(6,091)
Accrued liabilities	(1,430)	—	(1,430)
Net assets acquired	$59,660	$—	$59,660
The following table summarizes the identifiable intangible assets, net and their useful lives. The weighted average amortization period for the acquired intangible assets is 13.2 years.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Useful life	Amount
	(in years)	(in thousands)
Customer relationships	15	$17,100
Tradename	15	3,400
Developed technology	10	7,900
Noncompete agreements	5	1,400
Total intangible assets with definite lives		$29,800
Goodwill is a result of the expected synergies and cross-selling opportunities this acquisition is expected to bring as well as the expected growth potential from the integration of the specialty lighting products into Hayward’s OmniLogic automation technology. The goodwill balance has been recorded to the North America reportable segment and is deductible for tax purposes.

17. Related-Party Transactions
Other than the stock repurchases described in Note 14. Stockholders’ Equity, the Company did not incur any significant related party transactions for the three and nine months ended October 1, 2022.
Prior to the IPO in March 2021, the Company incurred management fees to certain affiliates of the Company's controlling stockholders (the “Sponsors”) in the amount of $0.2 million for the nine months ended October 2, 2021. In addition, $41 thousand in Class C dividends were incurred to one Sponsor in lieu of management fees for the nine months ended October 2, 2021.

18. Subsequent Events
On October 7, 2022, the Company entered into the Third Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to include a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”) and to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The borrowings under the ABL Facility bear interest at a rate equal to SOFR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, while the FILO Sublimit borrowings bear interest at a rate equal to SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and nine months ended October 1, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

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
NAM accounted for 83% and 85% of total net sales for the three months ended October 1, 2022 and October 2, 2021, respectively, and E&RW accounted for 17% and 15% of total net sales for the three months ended October 1, 2022 and October 2, 2021, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and nine months ended October 1, 2022 and the three and nine months ended October 2, 2021 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. This resulted in one fewer working day in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. Throughout this discussion we may refer to the three months ended October 1, 2022 and the three months ended October 2, 2021 as the “Third Quarter” and “Comparable Quarter,” respectively.
Impact of COVID-19
Residential pool equipment sales increased during the first two years of the COVID-19 pandemic. This increase in demand was broadly across all of our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that during this period, the pandemic reinforced existing pool industry growth trends. As the impact of the COVID-19 pandemic has lessened, we believe that these trends have somewhat abated. Although the long-term impact of the pandemic to our business is unclear, we do anticipate that the industry will resume its more normalized historical seasonal trends in the post-pandemic environment.
Cost inflation and supply shortages stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs, as discussed in further detail below.
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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and nine months ended October 1, 2022 and October 2, 2021 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$245,267	$350,624	$1,055,169	$1,049,409
Cost of sales	137,483	188,170	567,626	559,033
Gross profit	107,784	162,454	487,543	490,376
Selling, general, and administrative expense	50,493	68,807	188,297	207,129
Research, development, and engineering expense	6,142	6,370	16,411	16,187
Acquisition and restructuring related expense	2,288	783	9,499	2,452
Amortization of intangible assets	8,521	8,700	23,828	26,162
Operating income	40,340	77,794	249,508	238,446
Interest expense, net	13,938	11,050	35,105	42,297
Loss on debt extinguishment	—	—	—	9,418
Other (income) expense, net	(234)	2,087	3,056	4,655
Total other expense	13,704	13,137	38,161	56,370
Income from operations before income taxes	26,636	64,657	211,347	182,076
Provision for income taxes	3,549	14,336	47,968	42,072
Net income	$23,087	$50,321	$163,379	$140,004
Adjusted EBITDA (a)	$60,427	$98,329	$314,313	$316,035
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales decreased to $245.3 million for the three months ended October 1, 2022 from $350.6 million for the three months ended October 2, 2021, a decrease of $105.3 million or 30.0%. See the segment discussion below for further information.
Net sales increased to $1,055.2 million for the nine months ended October 1, 2022 from $1,049.4 million for the nine months ended October 2, 2021, an increase of $5.8 million or 0.5%. See segment discussion below for further information.

Year-over-year net sales increase (decrease) was driven by the following:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Volume	(43.6)%	(14.7)%
Price, net of discounts and allowances	12.0%	15.2%
Acquisitions	2.6%	1.4%
Currency and other	(1.0)%	(1.4)%
Total	(30.0)%	0.5%
The decrease in net sales for the three months ended October 1, 2022 was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking as supply chain pressure eases, lead times normalize, and the industry starts to return to the pre-pandemic seasonal trend of lower sales activity in the third quarter. Macroeconomic uncertainty, particularly geopolitical factors in Europe, also contributed to the decline in volume.
The increase in net sales for the nine months ended October 1, 2022 was driven by increases in price and acquisitions, partially offset by decreases in volume and the unfavorable impact of foreign currency translation. The increase due to price reflects the cumulative impact of a number of announced price increases to mitigate escalating inflationary cost pressures as well as lower sales incentives to channel partners. The decline in volume was primarily the result of channel inventory destocking due to inventory accumulation by distributors in excess of near-term consumer demand, poor weather in seasonal markets in North America, and lower net sales in Europe due to geopolitical and other economic factors.
Gross profit and Gross profit margin
Gross profit decreased to $107.8 million for the three months ended October 1, 2022 from $162.5 million for the three months ended October 2, 2021, a decrease of $54.7 million or 33.7%.
Gross profit margin decreased to 43.9% for the three months ended October 1, 2022 compared to 46.3% for the three months ended October 2, 2021, a decrease of 239 basis points primarily due to the decline in volume resulting in lower operating leverage. The gross margin decrease included a decrease of 108 basis points due to a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the specialty lighting business of Halco Lighting Technologies, LLC, which includes the brands J&J Electronics and Sollos (the "Specialty Lighting Business").
Gross profit decreased to $487.5 million for the nine months ended October 1, 2022 from $490.4 million for the nine months ended October 2, 2021, a decrease of $2.9 million, or 0.6%.
Gross profit margin decreased to 46.2% for the nine months ended October 1, 2022 compared to 46.7% the nine months ended October 2, 2021.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) decreased to $50.5 million for the three months ended October 1, 2022 from $68.8 million for the three months ended October 2, 2021, a decrease of $18.3 million or 26.6%, primarily as a result of lower incentive based compensation, selling and distribution and warranty expenses. The Comparable Quarter also included a patent infringement litigation settlement.
As a percentage of net sales, SG&A increased to 20.6% for the three months ended October 1, 2022 as compared to 19.6% for three months ended October 2, 2021, an increase of 96 basis points driven by reduced operating leverage.
SG&A decreased to $188.3 million for the nine months ended October 1, 2022 from $207.1 million for the nine months ended October 2, 2021, a decrease of $18.8 million or 9.1%. During the nine months ended October 2, 2021, we incurred higher incentive compensation, including stock-based compensation expenses, as a result of Hayward's initial public offering (the "IPO") and incurred one-time expenses related to the fire in Yuncos, Spain.
As a percentage of net sales, SG&A decreased to 17.8% for the nine months ended October 1, 2022 as compared to 19.7% for nine months ended October 2, 2021, a decrease of 189 basis points driven by the elevated costs incurred in the prior year as discussed above.
Research, development, and engineering expense

Research, development, and engineering expense (RD&E) remained approximately consistent at $6.1 million for the three months ended October 1, 2022 compared with $6.4 million for the three months ended October 2, 2021.
As a percentage of net sales, RD&E was 2.5% for the three months ended October 1, 2022 compared to 1.8% for the three months ended October 2, 2021, an increase of 69 basis points.
RD&E remained approximately consistent at $16.4 million for the nine months ended October 1, 2022 compared with $16.2 million for the nine months ended October 2, 2021. As a percentage of net sales, RD&E was relatively flat at 1.6% for the nine months ended October 1, 2022 compared to 1.5% for the nine months ended October 2, 2021.
Acquisition and restructuring related expense
For the three months ended October 1, 2022, we incurred $2.3 million of acquisition and restructuring related expense as compared to $0.8 million of expense for the three months ended October 2, 2021. The expense in the Third Quarter was primarily related to costs associated with the corporate headquarters relocation from New Jersey to North Carolina and the reduction-in-force executed during the quarter, compared to the Comparable Quarter which only had costs associated with the corporate relocation. Additionally, during the three months ended October 1, 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities totaling $25 million to $30 million in 2023, with initial savings of approximately $8 million to be realized in 2022.

For the nine months ended October 1, 2022, we incurred $9.5 million of acquisition and restructuring related expense as compared to an expense of $2.5 million for the nine months ended October 2, 2021. The nine months ended October 1, 2022 included transaction costs associated with the acquisition of the Specialty Lighting Business, costs associated with the reduction-in-force, and costs associated with the corporate relocation, compared to the nine months ended October 2, 2021, which primarily had costs pertaining to the exit from our leased facility in Chandler, Arizona, as well as the costs from the corporate relocation.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three and nine months ended October 1, 2022 and October 2, 2021 amortization of intangible assets decreased $0.2 million and $2.3 million, respectively, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income
For the three and nine months ended October 1, 2022 and October 2, 2021 operating income decreased $37.5 million and increased $11.1 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, increased to $13.9 million for the three months ended October 1, 2022 from $11.1 million for the three months ended October 2, 2021.
Interest expense for the three months ended October 1, 2022 consisted of $13.2 million of interest on the outstanding debt and $0.8 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 5.04% for the three months ended October 1, 2022.
Interest expense for the three months ended October 2, 2021 consisted of $10.5 million of interest on the outstanding debt and $0.5 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.42% for the three months ended October 2, 2021.
Interest expense increased by $2.9 million for the three months ended October 1, 2022 primarily due to variable rate increases on the Company's First Lien Term Facility and outstanding borrowings on the ABL Revolving Credit Facility, partially offset by decreased interest expense on the interest rate swaps.
For the nine months ended October 1, 2022, interest expense, net, decreased to $35.1 million from $42.3 million for the nine months ended October 2, 2021.
Interest expense decreased by $7.2 million primarily driven by the debt repayment of $364.6 million and lower interest rates as a result of the debt refinancing activity completed in the first half of 2021.

Interest expense for the nine months ended October 1, 2022 consisted of $33.0 million of interest on the outstanding debt and $2.3 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.37% for the nine months ended October 1, 2022.
Interest expense for the nine months ended October 2, 2021 consisted of $39.6 million interest on the outstanding debt and $2.8 million of amortization of deferred financing fees. The effective interest rate on our borrowings, net of the impact of the interest rate hedges, was 5.17% for the nine months ended October 2, 2021.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three and nine months ended October 1, 2022. The $9.4 million loss on extinguishment of debt for the nine months ended October 2, 2021 was incurred due to the debt refinancing activity in the first half of 2021.
Provision for income taxes
We incurred income tax expense of $3.5 million for the three months ended October 1, 2022 compared to an income tax expense of $14.3 million for the three months ended October 2, 2021, a decrease of $10.8 million or 75.2%. This was primarily due to decreased income from operations, discrete items resulting from the revaluation of deferred tax liabilities as a result of state tax law changes and the tax benefit resulting from the exercise of stock options.
The decrease in the Company’s effective tax rate from 22.2% for three months ended October 2, 2021 to 13.3% for the three months ended October 1, 2022 was primarily due to discrete items relating to a tax benefit due to the exercise of stock options and state tax law changes.
We incurred income tax expense of $48.0 million for the nine months ended October 1, 2022 compared to $42.1 million for the nine months ended October 2, 2021, an increase of $5.9 million. This was primarily due to increased income from operations.
The decrease in the Company’s effective tax rate from 23.1% for the nine months ended October 2, 2021 to 22.7% for the nine months ended October 1, 2022 was primarily due to discrete items relating to a tax benefit due to the exercise of stock options and state tax law changes.
Net income
As a result of the foregoing, net income decreased $27.2 million and increased $23.4 million for the three and nine months ended October 1, 2022 and October 2, 2021 respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA decreased to $60.4 million for the three months ended October 1, 2022 from $98.3 million for the three months ended October 2, 2021, a decrease of $37.9 million or 38.5%, driven primarily by lower net sales resulting in a decrease in gross profit of $54.7 million.
Adjusted EBITDA margin decreased to 24.6% for the three months ended October 1, 2022 compared to 28.0% for the three months ended October 2, 2021, a decrease of 341 basis points.
Adjusted EBITDA decreased to $314.3 million for the nine months ended October 1, 2022 from $316.0 million for the nine months ended October 2, 2021, a decrease of $1.7 million or 0.5%, driven by a decrease in gross profit of $2.9 million and a decrease in the adjustments for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted EBITDA margin decreased to 29.8% for the nine months ended October 1, 2022 compared to 30.1% for the nine months ended October 2, 2021, a decrease of 33 basis points.
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

(Dollars in thousands)	Three Months Ended			Three Months Ended
	October 1, 2022			October 2, 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$245,267	$203,674	$41,593	$350,624	$298,236	$52,388
Gross profit	$107,784	$91,850	$15,934	$162,454	$141,655	$20,799
Gross profit margin %	43.9%	45.1%	38.3%	46.3%	47.5%	39.7%
Segment income	$57,493	$48,704	$8,789	$102,502	$91,920	$10,582
Segment income margin %	23.4%	23.9%	21.1%	29.2%	30.8%	20.2%
Adjusted segment income (a)	$65,510	$56,879	$8,631	$109,500	$98,320	$11,180
Adjusted segment income margin % (a)	26.7%	27.9%	20.8%	31.2%	33.0%	21.3%
Expenses not allocated to segments
Corporate expense, net	$6,344			$15,225
Acquisition and restructuring related expense	2,288			783
Amortization of intangible assets	8,521			8,700
Operating income	$40,340			$77,794

(Dollars in thousands)	Nine Months Ended			Nine Months Ended
	October 1, 2022			October 2, 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$1,055,169	$892,050	$163,119	$1,049,409	$863,276	$186,133
Gross profit	$487,543	$421,725	$65,818	$490,376	$416,753	$73,623
Gross profit margin %	46.2%	47.3%	40.3%	46.7%	48.3%	39.6%
Segment income	$306,844	$267,854	$38,990	$304,848	$267,020	$37,828
Segment income margin %	29.1%	30.0%	23.9%	29.0%	30.9%	20.3%
Adjusted segment income (a)	$333,608	$293,586	$40,022	$337,979	$293,282	$44,697
Adjusted segment income margin % (a)	31.6%	32.9%	24.5%	32.2%	34.0%	24.0%
Expenses not allocated to segments
Corporate expense, net	$24,009			$37,788
Acquisition and restructuring related expense	9,499			2,452
Amortization of intangible assets	23,828			26,162
Operating income	$249,508			$238,446
(a) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$203,674	$298,236	$892,050	$863,276
Gross profit	$91,850	$141,655	$421,725	$416,753
Gross profit margin %	45.1%	47.5%	47.3%	48.3%
Segment income	$48,704	$91,920	$267,854	$267,020
Segment income margin %	23.9%	30.8%	30.0%	30.9%
Adjusted segment income (a)	$56,879	$98,320	$293,586	$293,282
Adjusted segment income margin % (a)	27.9%	33.0%	32.9%	34.0%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $203.7 million for the three months ended October 1, 2022 from $298.2 million for the three months ended October 2, 2021, a decrease of $94.5 million or 31.7%.
Net sales increased to $892.1 million for the nine months ended October 1, 2022 from $863.3 million for the nine months ended October 2, 2021, an increase of $28.8 million or 3.3%.
Year-over-year net sales increase (decrease) was driven by the following factors:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Volume	(47.1)%	(14.9)%
Price, net of allowances and discounts	12.4%	16.7%
Acquisitions	3.2%	1.7%
Currency and other	(0.2)%	(0.2)%
Total	(31.7)%	3.3%
This decrease for the three months ended October 1, 2022 was primarily the result of a decline in volume, partially offset by increases in price to offset inflationary pressure and from reduced sales incentives for the seasonal year to customers, as well as the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking as supply chain pressure eases, lead times normalize, and the industry starts to return to the pre-pandemic seasonal trend of lower sales activity in the third quarter of the calendar year.
The increase for the nine months ended October 1, 2022 was primarily due to the cumulative impact of a number of announced price increases during the last 21 months that became fully effective in the second quarter to mitigate the escalating inflationary cost pressures from the global supply chain and a favorable impact from acquisitions, partially offset by a decrease in volume driven by factors discussed above and cool and wet spring weather in the first half of the year in weather effected seasonal markets, namely the Midwest, Northeast and Canada.

Gross profit and Gross profit margin
Gross profit decreased to $91.9 million for the three months ended October 1, 2022 from $141.7 million for the three months ended October 2, 2021, a decrease of $49.8 million or 35.2%.
Gross profit margin decreased to 45.1% for the three months ended October 1, 2022 from 47.5% for the three months ended October 2, 2021, a decrease of 240 basis points. Gross margin decreased 128 basis points due to a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business. The remaining decrease in gross margin was primarily due to the decline in volume resulting in lower operating leverage.
Gross profit increased to $421.7 million for the nine months ended October 1, 2022 from $416.8 million for the nine months ended October 2, 2021, an increase of $4.9 million or 1.2%.
Gross profit margin decreased to 47.3% for the nine months ended October 1, 2022 from 48.3% for the nine months ended October 2, 2021, a decrease of 100 basis points, primarily driven by the decline in volume resulting in lower operating leverage combined with the purchase accounting adjustment for the step-up of inventory to fair value, partially offset by the net price increases discussed above.
Segment income and Segment income margin
Segment income decreased to $48.7 million for the three months ended October 1, 2022 from $91.9 million for the three months ended October 2, 2021, a decrease of $43.2 million or 47.0%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense.
Segment income margin decreased to 23.9% for the three months ended October 1, 2022 from 30.8% for the three months ended October 2, 2021, a decrease of 691 basis points.
Segment income increased to $267.9 million for the nine months ended October 1, 2022 from $267.0 million for the nine months ended October 2, 2021, an increase of $0.8 million or 0.3%. This was primarily driven by a decrease in gross profit margin percentage as discussed above and higher SG&A expense primarily from one-time expenses related to the discontinuation of a product joint development agreement as well as higher distribution and warehousing costs and marketing costs.
Segment income margin decreased to 30.0% for the nine months ended October 1, 2022 from 30.9% for the nine months ended October 2, 2021, a decrease of 90 basis points primarily resulting from decreased gross profit margin as discussed above and higher SG&A expense.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $56.9 million for the three months ended October 1, 2022 from $98.3 million for the three months ended October 2, 2021, a decrease of $41.4 million or 42.1%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 27.9% for the three months ended October 1, 2022 from 33.0% for the three months ended October 2, 2021, a decrease of 504 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income increased to $293.6 million for the nine months ended October 1, 2022 from $293.3 million for the nine months ended October 2, 2021, an increase of $0.3 million or 0.1%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 32.9% for the nine months ended October 1, 2022 from 34.0% for the nine months ended October 2, 2021, a decrease of 106 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$41,593	$52,388	$163,119	$186,133
Gross profit	$15,934	$20,799	$65,818	$73,623
Gross profit margin %	38.3%	39.7%	40.3%	39.6%
Segment income	$8,789	$10,582	$38,990	$37,828
Segment income margin %	21.1%	20.2%	23.9%	20.3%
Adjusted segment income (a)	$8,631	$11,180	$40,022	$44,697
Adjusted segment income margin % (a)	20.8%	21.3%	24.5%	24.0%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $41.6 million for the three months ended October 1, 2022 from $52.4 million for the three months ended October 2, 2021, a decrease of $10.8 million or 20.6%.
Net sales decreased to $163.1 million for the nine months ended October 1, 2022 from $186.1 million for the nine months ended October 2, 2021, a decrease of $23.0 million or 12.4%.
Year-over-year net sales decreases were driven by the following:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Volume	(23.4)%	(13.9)%
Price, net of allowances and discounts	9.5%	8.1%
Currency and other	(6.7)%	(6.6)%
Total	(20.6)%	(12.4)%
The decrease in net sales was primarily due to a decline in volume as a result of geopolitical factors and macroeconomic uncertainty, unfavorable impact of foreign currency translation, and channel inventory reductions, partially offset by the favorable impact of price increases.
Gross profit and Gross profit margin
Gross profit decreased to $15.9 million for the three months ended October 1, 2022 from $20.8 million for the three months ended October 2, 2021, a decrease of $4.9 million or 23.4%.
Gross profit margin decreased to 38.3% for the three months ended October 1, 2022 from 39.7% for the three months ended October 2, 2021, a decrease of 139 basis points, primarily driven by the decline in volume resulting in lower operating leverage and the inflationary impact on cost more than offsetting price increases.
Gross profit decreased to $65.8 million for the nine months ended October 1, 2022 from $73.6 million for the nine months ended October 2, 2021, a decrease of $7.8 million or 10.6%.
Gross profit margin increased to 40.3% for the nine months ended October 1, 2022 from 39.6% for the nine months ended October 2, 2021, an increase of 80 basis points, primarily driven by price increases, favorable customer and product mix, and quality improvement, despite the volume decline and inflationary impact from shipping costs, supplies and raw materials.
Segment income and Segment income margin
Segment income decreased to $8.8 million for the three months ended October 1, 2022 from $10.6 million for the three months ended October 2, 2021, a decrease of $1.8 million or 16.9%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense.
Segment income margin increased by 93 basis points from 20.2% for the three months ended October 2, 2021 to 21.1% for the three months ended October 1, 2022, resulting from decreased gross profit margin as discussed above.

Segment income increased to $39.0 million for the nine months ended October 1, 2022 from $37.8 million for the nine months ended October 2, 2021, an increase of $1.2 million or 3.1%. This was primarily driven by costs incurred in the nine months ended October 2, 2021, including one-time expenses related to the fire in Yuncos, Spain, as well as higher incentive compensation including stock-based compensation related to the IPO.
Segment income margin increased by 358 basis points, to 23.9% for the nine months ended October 1, 2022 as compared to 20.3% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $8.6 million for the three months ended October 1, 2022 from $11.2 million for the three months ended October 2, 2021, a decrease of $2.5 million or 22.8%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation.” below.
Adjusted segment income margin decreased to 20.8% for the three months ended October 1, 2022 from 21.3% for the three months ended October 2, 2021, a decrease of 59 basis points.
Adjusted segment income decreased to $40.0 million for the nine months ended October 1, 2022 from $44.7 million for the nine months ended October 2, 2021, a decrease of $4.7 million or 10.5%. This was primarily driven by the decreased sales.
Adjusted segment income margin for the nine months ended October 1, 2022 of 24.5% remained effectively flat compared to the Comparable Quarter of 24.0%. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

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
Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended October 1, 2022 and October 2, 2021:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$23,087	$50,321	$163,379	$140,004
Depreciation	4,333	4,847	13,931	14,096
Amortization	10,249	10,405	28,437	30,903
Interest expense	13,938	11,050	35,105	42,297
Income taxes	3,549	14,336	47,968	42,072
Loss on extinguishment of debt	—	—	—	9,418
EBITDA	55,156	90,959	288,820	278,790
Stock-based compensation (a)	(4)	484	1,248	16,383
Sponsor management fees (b)	—	—	—	90
Currency exchange items (c)	52	1,149	2,776	4,379
Acquisition and restructuring related expense, net (d)	2,288	783	9,499	2,452
Other (e)	2,935	4,954	11,970	13,941
Total Adjustments	5,271	7,370	25,493	37,245
Adjusted EBITDA	$60,427	$98,329	$314,313	$316,035
Adjusted EBITDA margin	24.6%	28.0%	29.8%	30.1%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”), whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the three and nine months ended October 1, 2022 would have been an expense of $1.8 million and $4.7 million, respectively.

(b)
Represents fees paid to certain of the Company’s controlling stockholders for services rendered pursuant to a 2017 management services agreement. This agreement and the corresponding payment obligation ceased on March 16, 2021, the effective date of the IPO.

(c)	Represents unrealized non-cash losses (gains) on foreign denominated monetary assets and liabilities and foreign currency contracts.
(d)	Adjustments in the three months ended October 1, 2022 are primarily driven by separation costs associated with a reduction-in-force as well as costs associated with the relocation of the corporate headquarters. Adjustments in the nine months ended October 1, 2022 are primarily driven by transaction costs associated with the acquisition of the Specialty Lighting Business, costs associated with the relocation of the corporate headquarters, and separation costs associated with a reduction-in-force. Adjustments in the three and nine months ended October 2, 2021 are primarily driven by restructuring related costs associated with the exit of a redundant manufacturing and distribution facility and costs associated with the relocation of the corporate headquarters.
(e)	Adjustments in the three months ended October 1, 2022 primarily includes the non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business. Adjustments in the three months ended October 2, 2021 include a legal settlement and fees, costs related to a fire at our manufacturing and administrative facilities in Yuncos, Spain, and operating losses related to an early-stage product business acquired in 2018 that was phased out.

Adjustments in the nine months ended October 1, 2022 include expenses associated with the discontinuation of a product joint development agreement, a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, and costs incurred related to the selling stockholder offering of shares in May 2022, which are reported in SG&A in our unaudited condensed consolidated statements of operations, partially offset by gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain. Adjustments in the nine months ended October 2, 2021 include a write-off related to the aforementioned fire in Yuncos, Spain, a legal settlement and fees related to patent infringement litigation, expenses incurred in preparation for the IPO and transaction related bonuses, costs related to our debt refinancing, and operating losses related to an early stage product business acquired in 2018 that was phased out.

Following is a reconciliation from segment income to adjusted segment income for the three and nine months ended October 1, 2022 and October 2, 2021:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment income	$57,493	$102,502	$306,844	$304,848
Depreciation	4,049	4,428	13,006	13,496
Amortization	1,728	1,705	4,609	4,740
Stock-based compensation	(276)	(92)	183	7,904
Other (a)	2,516	957	8,966	6,991
Total Adjustments	8,017	6,998	26,764	33,131
Adjusted segment income	$65,510	$109,500	$333,608	$337,979
Adjusted segment income margin	26.7%	31.2%	31.6%	32.2%

(a)
The three and nine months ended October 1, 2022 includes a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, bad debt write-offs, and other miscellaneous items we believe are not representative of our ongoing business operations. The three and nine months ended October 2, 2021 include the impairment related to a fire at our manufacturing and administrative facilities in Yuncos, Spain and operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

NAM	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment income	$48,704	$91,920	$267,854	$267,020
Depreciation	3,853	4,253	12,435	12,653
Amortization	1,728	1,705	4,609	4,740
Stock-based compensation	(284)	(126)	72	7,318
Other (a)	2,878	568	8,616	1,551
Total adjustments	8,175	6,400	25,732	26,262
Adjusted segment income	$56,879	$98,320	$293,586	$293,282
Adjusted segment income margin	27.9%	33.0%	32.9%	34.0%

(a)	The three months ended October 1, 2022 for NAM includes a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business. The three months ended October 2, 2021 includes operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

The nine months ended October 1, 2022 for NAM includes expenses associated with the discontinuation of a product joint development agreement and a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business. The nine months ended October 2, 2021 include operating losses which relate to an early stage product business acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

E&RW	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment income	$8,789	$10,582	$38,990	$37,828
Depreciation	196	175	571	843
Amortization	—	—	—	—
Stock-based compensation	8	34	111	586
Other (a)	(362)	389	350	5,440
Total Adjustments	(158)	598	1,032	6,869
Adjusted segment income	$8,631	$11,180	$40,022	$44,697
Adjusted segment income margin	20.8%	21.3%	24.5%	24.0%

(a)	The three months ended October 1, 2022 for E&RW includes collections of previously reserved bad debt expense related to certain customers impacted by the conflict in Russia and Ukraine. The three months ended October 2, 2021 represents the impact of a fire at our manufacturing and administrative facilities in Yuncos, Spain.

The nine months ended October 1, 2022 for E&RW includes bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine partially offset by subsequent collections. The nine months ended October 2, 2021 represents the impact of a fire at our manufacturing and administrative facilities in Yuncos, Spain.

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
Unrestricted cash and cash equivalents totaled $72.9 million as of October 1, 2022, which is a decrease of $192.9 million from $265.8 million at December 31, 2021.
We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and paying our debt obligations, while continuing to fund business growth initiatives and return of capital to shareholders. We believe that net cash provided by operating activities and availability under the ABL Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities.
Long-term debt consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
First Lien Term Facility, due May 28, 2028	$987,500	$995,000
ABL Revolving Credit Facility	100,000	—
Finance lease obligations	7,050	7,780
Subtotal	1,094,550	1,002,780
Less: Current portion of the long-term debt	(11,957)	(12,155)
Less: Unamortized debt issuance costs	(15,591)	(17,501)
Total	$1,067,002	$973,124

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. The maturity of the facility is June 1, 2026. During the periods reported, the borrowings under the ABL Facility bore interest at a rate equal to the London Interbank Offered Rate (LIBOR) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. On October 7, 2022, the Company entered into the Third Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to include a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”) and to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The borrowings under the ABL Facility bear interest at a rate equal to SOFR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, while the FILO Sublimit borrowings bear interest at a rate equal to SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively.
For the three months ended October 1, 2022, the average borrowing base under the ABL Facility was $199.1 million and the average loan balance outstanding was $125.3 million. As of October 1, 2022, the loan balance was $100.0 million with a borrowing availability of $55.2 million. During the nine months ended October 1, 2022, the effective interest rate was 6.00%, comprised of interest charges of 3.02% and financing costs of 2.98%.
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
As of October 1, 2022, the balance outstanding under the First Lien Term Facility was $987.5 million and the effective interest rate, including the impact of an interest rate hedge, for the nine months ended October 1, 2022 was 4.26% as net secured leverage is less than 2.5x. The effective interest rate is comprised of 3.70% for interest, 0.29% for interest charges on the interest rate swaps and 0.27% for financing costs.
As of December 31, 2021, the balance outstanding under the First Lien Term Facility was $995.0 million and the effective interest rate, including the impact of an interest rate hedge, for the year ended December 31, 2021 was 4.77%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of October 1, 2022, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Nine Months Ended
	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$143,664	$199,163
Net cash used in investing activities	(84,866)	(19,172)
Net cash (used in) provided by financing activities	(245,947)	3,187
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,740)	(1,505)
Change in cash and cash equivalents and restricted cash	$(192,889)	$181,673
Net cash provided by operating activities
Net cash provided by operating activities decreased to $143.7 million for the nine months ended October 1, 2022 from $199.2 million for the nine months ended October 2, 2021, a decrease of $55.5 million or 27.9%. The reduction was driven by increased cash used for working capital compared to the prior-year period, partially offset by higher net income in the current year.
Net cash used in investing activities
Net cash used in investing activities was $84.9 million for the nine months ended October 1, 2022 compared to $19.2 million for the nine months ended October 2, 2021, an increase of $65.7 million or 342.7%. The increase was primarily driven by acquisition activity and capital expenditures.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $245.9 million for the nine months ended October 1, 2022 compared to net cash provided of $3.2 million for the nine months ended October 2, 2021, a change of $249.1 million or 7817.2%. The cash use for the nine months ended October 1, 2022 is primarily due to share repurchases partially offset by an inflow from borrowings on the ABL Facility, compared to the cash provided for the nine months ended October 2, 2021 driven by proceeds from the IPO and the issuance of long-term debt, partially offset by the repayments of long-term debt.

Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of October 1, 2022 and December 31, 2021.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and the Company has included certain new critical accounting estimates during the nine months ended October 1, 2022, as described below:
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
There have been no material changes in the foreign currency exchange risk or interest rate risk during the nine months ended October 1, 2022 from what we reported in our Annual Report on Form 10-K.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at October 1, 2022, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
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
Remediation of Material Weaknesses
As disclosed in our Annual Report on Form 10-K, upon identifying the material weaknesses, we began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. We have: (i) developed a remediation plan to fully address the control deficiencies; (ii) established an internal audit group; (iii) implemented processes and controls to better identify and manage segregation of duties; (iv) expanded our accounting, finance, and information technology teams; and (v) engaged a third-party provider who supports us in evaluation and documentation of the design of our internal controls, assistance with the remediation of the deficiencies, and design and implementation of formal accounting policies and procedures.
We have implemented controls design enhancements to address segregation of duties within financial reporting, including the preparation and review of journal entries. We have also formalized policies and procedures, and designed and implemented controls which operate at a sufficient level of precision to identify material misstatements to our financial statements. These controls include enhancements to address program change management controls, user access controls, computer operations controls, and testing and approval controls for program development.
During the third quarter of 2022, we implemented an identity and access management tool to facilitate our system user access reviews.
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
Changes in Internal Control over Financial Reporting
The third quarter remediation measures described above are changes in the Company's internal control over financial reporting during the three months ended October 1, 2022 that had materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

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
Sales outside of the United States for the nine months ended October 1, 2022 and for the fiscal year ending December 31, 2021 accounted for approximately 25% and 28%, respectively of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company purchased 4.8 million shares of its common stock, par value $0.001 per share, in the quarter ended October 1, 2022. During the third quarter of 2022, the board of directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that commencing at that time the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025.
Under the Share Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.
As of October 1, 2022, $400.0 million remained available under the current authorization for additional share repurchases. The following table summarizes the Company’s purchase of its common stock for the quarter ended October 1, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 3 - August 6, 2022	—	$—	—	$450,000,000
August 7 - September 3, 2022	—	—	—	450,000,000
September 4 - October 1, 2022	4,769,834	10.48	4,769,834	400,000,000
Total	4,769,834	$10.48	4,769,834	$400,000,000
(1) On July 26, 2022, the board of directors renewed the initial authorization of its Share Repurchase Program such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of our common stock with such authority expiring on July 26, 2025. The Share Repurchase Program is expected to be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of November 2, 2022.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer