Form 10-K
period 2022-12-31
Hayward Holdings, Inc.
filed 2023-02-28
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40208
Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2060643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 Vantage Park Drive Suite 400 Charlotte, NC	28203
(Address of Principal Executive Offices)	(Zip Code)
(704) 285-5445
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 per share	HAYW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant as of July 1, 2022 was $1,014,732,672. As of February 24, 2023, there were 212,623,140 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III.

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
•competition from national and global companies, as well as lower-cost manufacturers;
•our ability to develop, manufacture and effectively and profitably market and sell our new planned and future products;
•our ability to execute on growth strategies and expansion opportunities;
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
•our reliance on information technology systems and susceptibility to threats to those systems, including cybersecurity threats, and risks arising from our collection and use of personal information data;

•regulatory changes and developments affecting our current and future products;
•volatility in currency exchange rates and interest rates;
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
•our ability to attract and retain senior management and other qualified personnel;
•the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits, impact trade agreements and tariffs, or address the impacts of climate change;
•the outcome of litigation and governmental proceedings;
•the impact of product manufacturing disruptions, including as a result of catastrophic and other events beyond our control, including risks associated with geopolitical conflict; and
•other factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Trademarks, Tradenames and Service Marks
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business and that appear in this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies which, to our knowledge, are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but the absence of such symbols does not indicate the registration status of the trademarks and is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks and trade names.

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
•We may be negatively impacted by litigation and other claims.
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
•Disruptions in the financial markets could adversely affect us, and our customers, consumers and suppliers.
•We may encounter difficulties in operating or implementing a new enterprise resource planning (“ERP”) system, which may adversely affect our operations and financial reporting.
•We rely on information technology systems to support our business operations, and are subject to risk, including cybersecurity threats, as a result of such reliance.

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
•If we or our customers do not manage product inventory in an effective and efficient manner, it could adversely affect profitability.
•The nature of our business subjects us to compliance with, and liabilities under, employment, environmental, health, transportation, safety, and other governmental regulations.
•Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation.
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
•If our trademarks and trade names are not adequately protected, we may not be able to build name recognition, and third parties could assert trademark infringement claims against us.
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
•Our indebtedness could adversely affect our financial condition.
•Our Sponsors (as defined below) have significant influence over us and their interests may differ from yours.
•We have identified material weaknesses in our internal control over financial reporting.

Part I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Hayward” and “Company” mean Hayward Holdings, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Hayward Holdings, Inc., par value $0.001 per share.
Overview
We are an industry-leading global designer, manufacturer and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools), innovation-led growth opportunities and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things (“IoT”) and energy efficient models are a primary growth driver for our business, as we estimate that aftermarket sales represented approximately 80% of net sales in the year ended December 31, 2022 (“Fiscal Year 2022”). We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
Hayward Holdings, Inc. was incorporated in Delaware in June 2017 in connection with the acquisition by CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners” and together with CCMP, the “Sponsors”) and Alberta Investment Management Corporation, as well as members of management and our board of directors, of our underlying business, which was founded in 1925. We completed our initial public offering of common stock in March 2021.
We maintain an Internet website at global.hayward.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, our proxy statements for meetings of our stockholders and other filings with the Securities and Exchange Commission (the “SEC”), available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains these filings and they can be accessed via the Internet address https://www.sec.gov. Our corporate governance guidelines and the charters for each of our standing board committees (audit, nominating and corporate governance and compensation committees) are also available on our website, and copies of this information are available in print to any stockholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.
Segments
We operate in a global pool equipment market with an installed base that we estimate to be approximately 25 million pools globally. North America and Europe are the two largest pool markets, accounting for an estimated 68% of the total global installed base and 84% of total equipment sales according to market studies.
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). We determined our operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 84% and 16% and 83% and 17% of total net sales for Fiscal Year 2022 and the fiscal year ended December 31, 2021 (“Fiscal Year 2021”), respectively. For financial information with respect to our business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12. “Segments and Related Information” of Notes to Consolidated Financial Statements in this Form 10-K. Item 7 contains information about sales and profits for each segment, and Note 12. “Segments and Related Information” contains information about each segment’s sales, capital expenditures, and depreciation.

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
Europe and Rest of World
Our Europe and Rest of World business segment consists of all countries outside of the United States and Canada. Europe and Australia make up a sizable portion of this business segment. Europe and Australia have similar sales structures to the United States. Customer shipments in Europe are fulfilled through our France or Spain distribution centers and Australia has its own smaller regional distribution hubs. The other 20+ countries in this segment are predominantly served through U.S.-based regional managers who in turn deal through established distributors in each of the markets. Products are consolidated into containers and shipped to global locations from the United States.
Products and Services
Since our founding in 1925, we have been delivering a growing portfolio of pool equipment that is differentiated by innovative features and high quality. Our broad portfolio of pool equipment and associated automation systems are connected through built-in IoT capabilities, many of which form part of the SmartPad™ platform of advanced IoT enabled products. Our products perform various core and auxiliary functions to deliver the holistic pool experience for pool owners.
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
Our more environmentally sustainable products provide increased value for pool owners through various advanced functions that help drive energy savings, minimize chemical usage and reduce water consumption. For example, our large-capacity cartridge pool filters conserve up to 92% more water than standard sand filters as they do not need to be backwashed. Given these advanced functions, we are able to charge a higher price on key products such as variable speed pumps, energy efficient heaters, efficient filters and LED lights. The addition of IoT based controls and alternative sanitizers, including salt chlorination systems and UV/Ozone systems, also increases the potential equipment spend on a pool pad while providing greater ease of use for pool owners and potential energy savings and chemical reduction. Pool owners are typically willing to pay higher prices upfront in order to enjoy functional product benefits and ultimate cost savings. Pool owners appreciate the more environmentally sustainable features and understand that they can expect a payback over several years. For example, the average payback period on a variable speed pump is approximately one to two years.
Our products cater to all types of pools including both in-ground and above ground pools. Our wide range of offerings can be found in entry, mid-range and premium pools. The average wholesale price of equipment per pool typically ranges from $1,800 for entry-level pools to well above $12,000 for premium pools, but equipment is only a fraction of the total pool cost. Approximately 50% of our net sales is derived from non-discretionary products that are essential to operating a residential or commercial pool.
Recent product development has targeted key pool industry trends such as energy efficiency, advanced sanitization, reduced chemical usage, water conservation and enhanced IoT-driven pool experiences.
Customers
We sell our products through a variety of channels to a diverse global trade customer base. The majority of our sales are through specialty distributors, who in turn sell to thousands of pool builders and servicers. The remaining sales are directly to large retailers, pool builders and buying groups. Our largest customer, Pool Corporation, represented approximately 35% of our net sales in Fiscal Year 2022, but no other customer represented more than 10% of our net sales in Fiscal Year 2022.
Raw Materials and Suppliers
We maintain longstanding relationships with approximately 700 suppliers. We mainly purchase assembled components such as motors, metal parts, cables and extrusions from our suppliers. We also purchase raw materials, such as resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which expose us to changes in commodity pricing and the availability of materials within the global supply chain. We seek to mitigate the effects of fluctuations in commodity prices through our agreements with our suppliers that typically provide for fixed pricing over a three to 12-month period to manage raw material inflation. We have dedicated supply chain employees who manage global sourcing, strategic consolidation and supplier relationships. We typically perform an audit on any new suppliers, and periodically evaluate our existing supplier base to ensure maximum service and quality. Our supplier base is “sticky” as suppliers must invest to receive certain approvals, creating an economic incentive to maintain a long and productive relationship.
We have had an average relationship of over 15 years across our top 30 suppliers. We have had a 40+ year relationship with our top vendor and 10+ year relationships with 8 out of our top 10 suppliers, with an average of 16 years of supply continuity.
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
According to management estimates, in Fiscal Year 2022 approximately 75% of residential pool equipment in the United States is sold through specialty distributors such as Pool Corporation, Heritage Pool Supply Group, and Baystate Pool Supplies. Approximately 18% was sold directly to retailers, and approximately 7% was sold to builders. In Europe, the sales channel is more direct than in the United States as approximately 70% of sales are through distributors and 30% are through direct sales.
Across regions, the market is based on a “prescriber model.” The purchasing decisions of the end consumer (i.e., pool owners) are strongly influenced by pool builders and pool servicers.
Buying patterns through the various sales channels discussed above can also affect our sales for a given period. The level of inventory held by our distributor and retail customers is based upon factors beyond our control, such as end-user sales, supply chain lead times and macroeconomic factors, which may cause our revenue to fluctuate from period to period.
Seasonality
Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program that offers a price discount and extended payment terms. Under the early-buy program in 2022, we generally shipped products from October through March and receive payments for these shipments from February through July 2023.

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
For discussion regarding the effects seasonality had on our results of operations in Fiscal Year 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Regarding Our Existing Business.”
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
We compete based on brand recognition with distributors, retailers, pool builders and pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. We offer our Totally Hayward loyalty program, an incentive-based program that allows us to better connect with our trade partners and drive expansion across our product lines and across our international markets. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. We believe our extensive inventory of products enables us to meet both residential and commercial needs, which creates a one-stop-shop for many of our trade partners. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise.
Some geographic markets we serve, particularly the four largest and higher pool density U.S. markets of California, Texas, Florida and Arizona, have a greater concentration of competition than other U.S. markets. The European pool equipment market is generally more fragmented.
Intellectual Property
Patents and trademarks are important to our business. As of December 31, 2022, we held approximately 209 issued U.S. patents and 231 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 135 U.S. trademark registrations and 714 foreign trademark registrations covering our marks, brands and products. As of December 31, 2022, we also held approximately 59 pending U.S. patent applications, 78 pending foreign patent applications, 9 pending U.S. trademark applications and 41 pending foreign trademark applications. We also license patents to certain technologies used in our products, such as our pool cleaner and lighting products.
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

Human Capital Resources
As of December 31, 2022, we had approximately 2,000 total full-time equivalent employees of whom approximately 1% are temporary or contract workers. Our total number of temporary and contract workers fluctuates due to business cycles during the year. We believe our ability to maintain a flexible, modular workforce enhances our manufacturing capabilities. Our employees are primarily located in the United States, with about 25% employed at our international locations in Canada, Spain, France, Australia and China. As of December 31, 2022, none of our employees were represented by a union in the United States and we have relationships with works councils in Spain and France.
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
Data Privacy and Security
We are subject to numerous U.S. federal, state, local and foreign laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include state data breach notification laws, California Consumer Privacy Act (the “CCPA”), the European Union General Data Protection Regulation (the “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, and Australia’s Privacy Act, amongst others. Additionally, our evolution into offering smart products that can connect to the IoT may subject us to other IoT-specific laws and regulations, including the California Internet of Things Security Law. Because of our marketing activities, we may also be subject to applicable marketing privacy laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) and the Telephone Consumer Protection Act of 1991 (the “TCPA”), among others.
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
We recognize the risks and challenges that are associated with climate change. As a leading provider of environmentally friendly and energy efficient products in our industry, we are committed to upholding a mission of sustainability throughout our operations and within our culture. We strive to provide environmentally friendly, innovative, and energy efficient products without compromising our planet, our people, and our principles.
We take our responsibility for environmental stewardship seriously and believe as a global designer and manufacturer, we play a constructive role in helping to address environmental challenges. In 2022, we established four pillars to guide our approach to ESG based on the results of our assessment of the ESG priorities that are important to our stakeholders: Products, People, Planet, and Principles. We are working to assess our current ESG performance in order to set goals that will guide our continued efforts and progress. As part of our first steps towards sustainability reporting, we published an inaugural ESG Tearsheet and enhanced our communication on our ESG webpage.
Hayward respects, values and celebrates the unique attributes, characteristics and perspectives that make each person who they are, and we believe that the success of our employees determines the success of our business. An inclusive and diverse workforce enables different perspectives to be shared and supports a collaborative and engaged company culture.
We believe that bringing diverse individuals together allows us to more effectively address the challenges that may face our organization. We are committed to building a community where we all share a common purpose and a collective responsibility to ensure the well-being of individuals and the Company through mutual respect and mutual learning. Hayward has created a global diversity and inclusion platform and strategy focused on creating awareness and to enable our management accountability. Our people are fundamental to our long-term business success. We strive to attract, retain, develop and reward our employees by continuously enhancing various employee-focused initiatives while incorporating diversity and inclusivity into our hiring practices. We pride ourselves on our robust and comprehensive OSHA-aligned safety standards and go a step further to create an open feedback culture. During the twelve months ended December 31, 2022, over 550 employees’ suggestions for improvements have been implemented and we conduct regular town hall meetings.
We also are proud of our employee development programs, which include a variety of skill trainings for our employees to advance in their careers and develop leaders from within the Company. Our regular and transparent performance discussions with all employees also serve to ensure our compensation and incentive programs remain competitive and ensure sustainable growth for our business.
To enable good governance, Hayward’s ESG strategy is governed by our Board of Directors through the Nominating and Corporate Governance Committee. Our ESG Steering Committee comprises members of the senior leadership team and meets on a monthly cadence to oversee our ESG efforts. In 2022, the Committee on Policy Review and Approvals, revised, adopted and published several key ESG policies, including a management revised

Environmental Policy, a revised Supplier Code of Conduct, a revised Human Rights Policy and a new Conflict Minerals Policy. We are committed to transparency and communications to our stakeholders.
We maintain an ESG section of our website (https://investor.hayward.com/ESG/default.aspx) to provide detailed information to interested groups.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are residential markets in the United States, Canada, Europe and Australia as well as commercial markets in the United States and Europe. We have experienced, and expect to continue to experience, fluctuations in sales and results of operations due to economic and business cycles. Consumer spending affects sales of our products for initial pool installation and, more broadly, to our customers, such as distributors, builders, buying groups, retailers and servicers, who sell our products to pool owners and who must account for anticipated changes in consumer demand when they purchase our products from us. Consumer spending is impacted by factors outside of our control, including general economic conditions, rising interest rates, the residential housing market, unemployment rates and wage levels, inflation, disposable income levels, consumer confidence, and access to credit. In addition, there are heightened concerns over the ability of the U.S. government to reach a deal to avert a sovereign debt default, which could have significant negative effects on the U.S. and global economy. In economic downturns, the demand for swimming pool equipment products and the growth rate of pool-eligible households and swimming pool construction may decline. A weak economy may also cause pool owners to defer replacement and refurbishment activity or upgrades to new pool equipment, including newer technologies, or to purchase less expensive brands, and historically our aftermarket product sales have comprised a majority of our net sales. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.
In addition, we believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and related products. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 and signaled it expects additional rate increases in the future. Rising interest rates and tightening of credit markets limits the ability of home owners to access financing for new swimming pools and related supplies, and consequently, replacement, repair and operation of equipment, which could negatively impact our product sales.
Any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We operate in markets with high levels of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.

The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche OEM’s, lower cost manufacturers and new market entrants. Our competitors offer pool equipment of varied quality and across a wide range of retail price points. We compete based on brand recognition with pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price, which may significantly and adversely impact our profit margins. Moreover, demand for our products is affected by changes in customer order and consumer purchasing patterns, such as changes in the levels of inventory maintained by customers and the timing of customer and consumer purchases, and changes in customers’ and consumers’ preferences for our products. Consumer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area.
In addition, our products have and may continue to become subject to competition from counterfeit products, which are products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost and quality, and have the potential to damage the reputation for quality and effectiveness of the genuine product and of our brands.
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
Our future financial success will depend substantially on our ability to develop, manufacture and effectively and profitably market and sell our future new products. Pool owners are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools, and staying at the forefront of product innovation and consumer demand is important to our future success. We must continue to develop and bring to market innovative products, which requires hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property rights. We must also identify emerging technological and ESG trends in our target end markets as well as understand and react to potential regulatory changes. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies as well as the continued quality, reliability and innovation of our products. Our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on the ability to maintain a commercially viable manufacturing process that is compliant with regulatory standards. Failure to manufacture, market and sell our planned or future products could have a material adverse effect on our business, financial condition, and results of operations.
In several geographic markets, such as Europe, many potential consumers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Our success in these markets depends on obtaining and maintaining relationships with local channel partners who can effectively sell our products to pool owners in the applicable market.
Past growth may not be indicative of future growth.
Historically, we have experienced substantial sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products and acquisitions that have increased our size, scope, and geographic footprint. In particular, residential pool equipment sales increased during the first two years of the COVID-19 pandemic. This increase in demand occurred broadly across all of our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. In addition, because of channel customer expectations with respect to increased lead-

times during the COVID-19 pandemic resulting from supply chain shortages, demand for our products was partially accelerated. As the impact of the COVID-19 pandemic has lessened, we believe that these trends have somewhat abated. Although the long-term impact of the COVID-19 pandemic to our business is unclear, we do anticipate that the industry will resume its more normalized historical seasonal trends in the post-pandemic environment.
Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are not able to continue to compete in our markets, expand into new markets, and grow our business, our business, financial condition, results of operations and cash flows could be adversely affected.
Our results of operations and cash flows may fluctuate from quarter to quarter for many reasons, including seasonality and weather conditions.
We experience seasonal demand with customers and pool owners and, as a result, we experience fluctuations in quarterly results. During the second quarter of a fiscal year, sales are typically higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program, which offers a price discount and extended payment terms. Under the 2022 early buy program, we generally ship products from October through March and receive payments for these shipments from February through July 2023. As a result, our accounts receivable balance increases from October to April before the early buy payment is received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received. Also, because the majority of our sales are to distributors whose inventory of our products may vary due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period-to-period.
As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year. In addition, seasonal effects in our business may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts, which patterns may become less predictable as a result of climate change. Additionally, while the majority of our sales are driven by aftermarket repair, replacement and remodeling products, adverse weather conditions, such as cold or wet weather, may negatively affect demand for, and sales of, pool equipment as a result of diminished use and reduced construction speed.
A loss of, or material cancellation, reduction or delay in purchases by, one or more of our largest customers could harm our business.
A majority of our net sales is generated from sales to distributors, including our largest customer, Pool Corporation, who represented approximately 35% of our net sales in Fiscal Year 2022 and approximately 30% of our accounts receivable on December 31, 2022. While we do not have any other customers that accounted for 10% or more of our net sales in Fiscal Year 2022, we have other customers that are key to the success of our business. Our top five customers accounted for approximately 55% of our net sales in Fiscal Year 2022. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.
We distribute our products through distributors, large pool builders, buying groups, services and specialty online resellers. A substantial majority of our outstanding accounts receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of our accounts receivables are typically concentrated within a relatively small number of distributors, builders, buying groups, retailers and servicers. As of December 31, 2022, our largest customer represented approximately 30% of our accounts receivable. Furthermore, our exposure to credit and collectability risk on our accounts receivable is higher in certain international markets and our ability to mitigate such risks are limited. While we have procedures to monitor and limit exposure to credit risk on our accounts receivable, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. If general economic conditions worsen, it may be more likely that one or more of our customers will default on payments owed to us, which may result in a significant write-off of accounts receivable and may have a material adverse effect on our results of operations.
We are exposed to political, regulatory, economic, trade, and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
Sales outside of the United States for Fiscal Year 2022 accounted for approximately 25% of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:
•adverse changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•the imposition of tariffs, duties, exchange controls, licensing requirements and restrictions or other trade restrictions;
•geopolitical conflicts, including sanctions imposed in response to geopolitical conflicts;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring evolving standards and directives across our product lines, services, and global facilities;
•the threat of nationalization and expropriation and limitations on repatriation of earnings or other regionally-imposed capital requirements;
•difficulty in staffing and managing widespread operations in non-U.S. labor markets;
•the difficulty of protecting intellectual property and other proprietary rights in non-U.S. countries; and
•changes in and required compliance with a variety of non-U.S. laws and regulations.
The risks resulting from geopolitical conflicts may be unpredictable. For example, in Germany, as part of the effort to reduce energy usage as a result of the natural gas shortage stemming from Russia’s invasion of Ukraine, the German government issued a prohibition on heating private swimming pools with gas and electricity from the power grid, which could reduce use of, and demand for, our products.
In addition, changes in U.S. or foreign government administrative policy, including between the U.S. and China, may affect our ability, or the ability of our partners and contract manufacturers to import products or raw materials into the United States. We maintain a manufacturing facility in China and purchase certain of our key parts and components from suppliers in China. As such, we are exposed to risks relating to any deterioration in the relationship between the U.S. and China, including through increases in tariffs between the United States and China.
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
Our business strategy includes acquiring businesses that complement our existing businesses. To date, we have experienced significant growth through acquisitions, completing multiple acquisitions over the past two decades, but we may not be able to maintain this growth. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions in the future. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:
•diversion of management time and attention from daily operations;

•difficulties integrating acquired businesses, technologies and personnel into our business;
•difficulties in obtaining and verifying the financial statements and other data of acquired businesses;
•inability to obtain required regulatory approvals;
•cybersecurity risk related to the integration of acquired information technology systems;
•potential loss of key employees, contractual relationships or customers of acquired companies or of ours;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to anti-corruption laws such as the FCPA and privacy laws, including the GDPR; and
•the incurrence of indebtedness or the dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.
Any acquisitions or investments may not be successful or meet our expectations and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have in the past and may in the future implement a voluntary recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.
If our products are, or are alleged to be, defectively designed, manufactured or labeled, contain, or are alleged to contain, defective components or components containing hazardous materials, such as asbestos, or are misused, we may become subject to costly litigation initiated by pool owners as well as government enforcement actions. Product liability claims could harm our reputation, divert management’s attention from our core business, be expensive to defend, reduce product sales and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims, and claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2022, our goodwill and intangible assets were $2,005.6 million and represented approximately 70% of our total assets. Declines in value could result in future goodwill and intangible asset impairment charges.

Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates, affecting our reported results and the comparability of our results of operations and cash flows between periods.
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For the Fiscal Year 2022, approximately 20% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were primarily transacted in Euros as well as Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We periodically enter into foreign currency derivative contracts to manage these risks.
We expect that the amount of our sales denominated in non-dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Further, currency fluctuations may negatively affect our debt service requirements, which are primarily in U.S. dollars.
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

Disruptions in the financial markets could adversely affect us, our customers, consumers and suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access credit markets to, for example, refinance or repay indebtedness, complete acquisitions, add to working capital, repurchase shares, make capital expenditures and make investments in our subsidiaries. Our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. In addition, financial market disruptions may make it more difficult for our suppliers to meet demand for their products or for our customer and prospective consumers of our products to commence new projects, as our customers, consumers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
We may encounter difficulties in operating or implementing a new ERP system and human resources information system, which may adversely affect our operations and financial reporting.
We are in the process of implementing a new ERP system for a majority of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. In addition, we are implementing a human resources information system, which is designed to improve the efficiency of our global HR process. These systems may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.
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
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. We expect our reliance on information technology systems to increase as we continue to develop IoT-enabled products, such as our Omni mobile app, and implement new technologies to facilitate our operations, such as our ERP system and human resources information system, which are in the process of being implemented. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption and breakdown by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches, and other catastrophic events.
We may in the future and have in the past experienced cybersecurity attacks and other unauthorized or inadvertent disclosure of certain confidential information, including personal information. We periodically evaluate and test the adequacy of our systems, measures, controls and procedures and perform third-party risk assessments. However, such threats have increased in frequency, scope, and potential impact in recent years. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The accidental or willful security breaches or other unauthorized access by third parties to our information technology systems or facilities, or those of our vendors and/or others with which we do business, or the existence of computer viruses, such as ransomware or other malware, in our or their data or software, and/or any other failure of our or their information technology systems could expose us to a risk of information loss, the misappropriation of proprietary and confidential information, work stoppages, reputational damage, regulatory fines or penalties, litigation by affected parties, possible financial obligations for liabilities and damages related to the theft or misuse of this information and/or the defective manufacture or defective design of our products, which could expose us to liability. The occurrence of any of these events could have an adverse effect on our business, financial condition, results of operations and reputation. Establishing and maintaining systems and processes to address these threats may increase our costs, and may be mandated by regulation. For example, the California Internet of Things Security Law, effective January 1, 2020, requires us to implement reasonable security measures for IoT devices, and failure to do so could expose us to investigation by the California Attorney General.

Risks Related to the Manufacturing, Supply and Distribution of Our Products
We depend on suppliers, including single-source suppliers and, in a few cases, sole-source suppliers, to consistently supply us with components for our products, and any failure to procure such components could have a material adverse effect on our business, product inventories, sales and profit margins.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, public health epidemics (such as the COVID-19 pandemic), natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions that could limit their ability to provide us with materials. While we have manufacturing and supply agreements with the most strategic and critical of our suppliers, for most of our suppliers we place purchase orders on an as-needed basis. Our suppliers could discontinue the manufacturing or supply of these components at any time. We carry safety stocks within our inventory, but these may not suffice to meet our needs. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and these manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us.
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
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural or man-made disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, public health epidemics (such as the COVID-19 pandemic) or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As an example, as a result of the COVID-19 pandemic and the related transportation disruptions, we experienced higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers. The supply chain disruptions resulted in higher costs for raw materials and other associated manufacturing costs which had an impact on our profitability.
Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. While we maintain property damage insurance, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, any recovery under our insurance policies may not offset the lost sales or increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
Our principal raw materials are resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which are commodity materials. The prices of these commodity materials are a function of, among other things, manufacturing capacity and demand. While we have generally passed through raw material price increases to our consumers, we may not always be able to do so. We purchase most of our key parts and components primarily from large suppliers in the United States, Mexico and China. We believe that alternate sources of supply are available for all of our raw materials. However, we may not always have access to reliable sources of supply. Additionally, significant price fluctuations or shortages in raw materials needed for our products may increase our cost of goods sold and cause our results of operations and financial condition to suffer.
If we or our customers do not manage product inventory in an effective and efficient manner, it could adversely affect profitability.
Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, preparing manufacturing to meet demand, meeting product mix and product demand requirements, and managing product expiration. We typically build-up product inventory during the first quarter in anticipation of the upcoming pool season and during the third quarter in anticipation of shipments of products purchased through our early buy program in the fourth quarter. However, we may not accurately anticipate the level of demand during these periods. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep our work-in-process inventory on hand or manage it efficiently, control expired product, or keep sufficient product on hand to meet demand. Failure to do so may harm our long-term growth prospects. Moreover, we sell our products primarily through distributors whose inventory of our products may fluctuate due to changes in demand, perception of our ability to meet demand, or other reasons, and these fluctuations may adversely affect our sales in a particular period and our ability to manage our inventory efficiently.
Risks Related to Government Regulation
The nature of our business subjects us to compliance with, and liabilities under, employment, environmental, health, transportation, safety, and other governmental regulations.
We are subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, environmental protection, local fire codes, and health and safety, including regulation by the USEPA, the Federal Communications Commission, the Consumer Product Safety Commission, OSHA, the National Fire Protection Agency, and the Federal Trade Commission,. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. We and certain of our affiliates store certain types of hazardous materials and chemicals at various locations and the storage of these items is strictly regulated by local fire codes. In addition, we sell UV, Ozone, and Salt Chlorinator and related products that are regulated under FIFRA, which primarily relate to testing, use, reporting, sale, distribution, licensing and market verification of these products. We are also subject to regulation passed by the DOE relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools.
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
We collect, use, store, transmit and otherwise process data that is sensitive to the Company and its employees, customers, dealers and suppliers. A variety of state, federal, and foreign laws, regulations and binding industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the California Consumer Privacy Act (CCPA), the European Union’s General Data Protection Regulation (GDPR), Canada’s Personal Information Protection and Electronic Documents Act, and Australia’s Privacy Act. Furthermore, other states in the United States have enacted data privacy laws that have come into effect or will come into effect in the coming months and years. Some jurisdictions also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. For example, the GDPR generally restricts the transfer of personal information, including employee and consumer information, to countries outside of the EEA without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
Many foreign data privacy regulations, including the GDPR, which has extraterritorial scope, are more stringent than laws and regulations in the United States. The GDPR has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the European Union. The GDPR’s requirements for using and sharing personal information may be operationally costly, and fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. Within the United States, many states are considering adopting, or have already adopted, privacy regulations, including the CCPA. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations enforceable by the California Attorney General, as well as a private right of action for certain data breaches that result in the loss of personal information.
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
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with existing and forthcoming data privacy and security laws, regulations and industry standards can be costly and time consuming, and may require changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including, but not limited to, proceedings against the company by governmental entities (for example, investigations, fines, penalties, audits, inspections) or other entities or individuals, additional reporting requirements or oversight bans, damage to our reputation and credibility, or inability to process data or operate in certain jurisdictions, any of which could have a negative impact on our business, reputation, revenues and profits.
Our employees, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, commercial partners, and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless, or negligent conduct that violates the rules of the applicable regulatory bodies, manufacturing standards, data privacy laws, or laws that require the complete and accurate reporting of financial information or data.

It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Whether or not we are successful in defending against any such actions or investigations, even if no misconduct occurred, we could incur substantial costs, which could have a material adverse effect on our business, financial condition, and results of operations.
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the United States could have a material adverse effect on us.
The FCPA, U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our suppliers, customers and consumers are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot provide any assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these laws may require costly investigations, self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and may be subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products, including investigating allegations of improper activity and, if warranted, reporting our findings to the relevant governmental authorities. However, these policies may not protect us from violations and, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce the output of greenhouse gases or mitigate the effects of climate change on the environment. For example, in response to the multi-year drought in the Western United States, some municipalities have placed limitations on new pool construction. Further, because states in the affected region have failed to reach an agreement on reducing water usage, the U.S. Department of the Interior may be forced to impose restrictions on water usage in the affected region, which may be severe. In addition, increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

Risks Related to Intellectual Property Matters
If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
Patents, trademarks and other intellectual property rights are important to our business, and our success depends in part on our ability to obtain and maintain patent and trademark protection in the United States and other countries. As of December 31, 2022, we held approximately 209 issued U.S. patents and 231 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 135 U.S. trademark registrations and 714 foreign trademark registrations covering our marks, brands and products. As of December 31, 2022, we also held approximately 59 pending U.S. patent applications, 78 pending foreign patent applications, 9 pending U.S. trademark applications and 41 pending foreign trademark applications. See “Business—Intellectual Property.” In addition, we have in-licensed patents and patent applications to certain technologies incorporated in our products.
Pending and future patent applications may not result in patents being issued that protect our products or which effectively prevent others from commercializing competitive technologies and products. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Even once issued, the issuance, scope, validity, enforceability, and commercial value of patent rights are uncertain. This uncertainty has been exacerbated by recent actions by the U.S. Congress, the U.S. federal courts, and the USPTO, modifying and in some instances weakening the laws and regulations governing patents. Further, any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties, and this could allow others to commercialize our technology or products and compete directly with us or result in our inability to manufacture or commercialize products without infringing third-party rights. Even if we obtain intellectual property protection for our products and technology, it may not preclude competitors from developing products similar to ours or from challenging our names, brands or products. In addition, participants in our markets may use challenges to intellectual property as a means to compete.
If we do not adequately maintain our intellectual property, we may lose our rights. For example, we are required to pay various periodic and renewal fees on registered intellectual property, and our failure to do so could result in the affected intellectual property being partially or completely invalidated. If this were to occur, our competitors may be able to use our technologies, names, brands or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have.
Competitors may infringe our intellectual property. To defend against such actions can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed. In addition, it may be difficult or impossible to obtain evidence of infringement in a third party’s product. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights. We may not prevail in any disputes that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties. The defense costs and settlements for patent infringement lawsuits are not covered by insurance. If we do not prevail in any dispute regarding intellectual property, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. A required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Failure to obtain the right to use third-party intellectual property could force us to develop alternative approaches that do not violate such intellectual property rights or preclude us from making use of some of the affected products.

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
If our trademarks and trade names are not successfully registered and adequately protected, we may not be able to build name recognition in our target markets and our business may be adversely affected. Competitors or other third parties have in the past, and may in the future, adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, domain names or other similar intellectual property may be ineffective and could result in substantial costs, diversion of resources and the payment by us of money damages or injunctive relief preventing us from using certain of such intellectual property, each of which could adversely impact our financial condition or results of operations.
We rely on access to intellectual property owned by third parties, so our rights to develop and commercialize certain products are subject to the terms and conditions of licenses granted to us by others.
Some of our products incorporate intellectual property owned by third parties and as a result, we are reliant on licenses from such third parties. For example, we license patents to certain technologies used in our pool cleaner and lighting products. These licenses may not provide us rights (whether exclusive or non-exclusive) to use such intellectual property for all purposes or in all territories that we may wish to commercialize our products, now and in the future. As a result, others may also include such intellectual property in their products, which may weaken any competitive advantage that our licensed intellectual property may provide us. In addition, if our licensors fail to prosecute, maintain, enforce, and defend such intellectual property or otherwise lose their rights therein, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Furthermore, disputes with our licensors, or future negotiations with respect to such licenses, may result in the termination or modification of such license agreements, which could eliminate our ability to exclusively develop and commercialize products covered by these license agreements or at all.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. For example, although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are invalid, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. Either outcome could harm our business and competitive position.
We may not be able to effectively enforce our intellectual property rights throughout the world.
The laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from utilizing our patented technologies outside the United States or exporting otherwise infringing products to territories where we have patent protection and competing with our products.

Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition.
As of December 31, 2022, the Company’s indebtedness totaled approximately $1,121.0 million, including $1,109.7 million under our first lien term loan facility, $6.7 million of finance lease obligations, and $4.6 million of other long-term debt. In addition, under our asset-based lending facility (the “ABL Facility”), we have revolving loan commitments of up to $425.0 million, with a peak season commitment of $475.0 million. As of December 31, 2022, the loan balance on the ABL Facility was zero.
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
•increasing our exposure to rising interest rates, as certain of our borrowings are at variable interest rates;
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
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives. Moreover, because a significant portion of our indebtedness bears interest at variable rates, increases in market interest rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
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
Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. However, to the extent that we determine in the future to pay dividends on our common stock, the ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing our indebtedness.
Despite our debt, we may still be able to incur significantly more debt, which would increase the risks described herein. We may also require additional capital, which may not be available on acceptable terms, if at all.
Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations, and our exposure to the risks described above, will increase. As of December 31, 2022, we had approximately $208.4 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital.
We may require more financing to fund our operations or finance acquisitions. However, financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds.

Risks Related to our Corporate Structure
Our Sponsors have significant influence over us.
As of December 31, 2022, entities affiliated with (i) CCMP beneficially owns approximately 20% of our outstanding common stock and (ii) MSD Partners beneficially owns approximately 34% of our outstanding common stock. For as long as affiliates of our Sponsors continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they are able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.
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
Our certificate of incorporation, as currently amended (“our certificate of incorporation”), provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for certain types of claims, including any derivative claim brought in the right of the Company, any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our amended and restated bylaws, any claim to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws, any claim against the Company governed by the internal affairs doctrine, and any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act of 1933, as amended. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. Our certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
The choice of forum provisions contained in our certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our certificate of incorporation are inapplicable or unenforceable if they are challenged in a proceeding or otherwise, which could cause us to incur additional costs associated with resolving such action in other jurisdictions.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Sponsors collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (the “NYSE”). As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that a majority of our Board of Directors consists of “independent directors,” as defined under the rules of the NYSE, and that our Board of Directors has a compensation committee and nominating and corporate governance committee that are each composed entirely of independent directors with a written charter addressing each committee’s purpose and responsibilities. As a result of our election to rely on these exemptions, the majority of our directors are not independent, nor is any committee of our Board of Directors, other than our audit committee, composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, our management determined that the following material weaknesses had not been remediated:
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
None of the above material weaknesses have resulted in material misstatements to our annual or interim financial statements. However, they could result in misstatements of our account balances or disclosures that would result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weaknesses
During the year ended December 31, 2022, the Company continued taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. The Company has: (i) enhanced the internal control environment to address the three aforementioned material weaknesses; (ii) implemented IT general controls specific to key information systems that are relevant to the preparation of our consolidated financial statements, including user access review; and (iii) implemented business process controls over all significant business processes, including implementing appropriate level of precision.
The following additional remediation activities remain to be undertaken: (i) ensure that IT general controls are being consistently operated and evidenced such that persuasive evidence is obtained that the IT general controls are effective and sustainable; (ii) ensure that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced; and (iii) ensure controls are fully evidenced to address segregation of duties risks that could present a reasonable possibility of material misstatements.
While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we are working to remediate the material weaknesses as quickly and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan, nor can we provide an estimate of the time it will take to complete this remediation plan. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
In the future, we may issue additional shares of our common stock. In addition, investment funds affiliated with our Sponsors may sell a substantial number of shares of our common stock. Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders and reduce the market price of our common stock.
As of December 31, 2022, we had 211,862,781 shares of common stock outstanding and 509,470,850 shares of common stock issuable upon potential exchanges and/or conversions. We have filed a registration statement on Form S-8 under the Securities Act registering 30,639,900 shares of our common stock reserved for issuance under the Second Amended and Restated 2017 Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan and a shelf registration statement on Form S-3 under the Securities Act pursuant to which certain stockholders, including investment funds affiliated with the Sponsors, may sell shares from time to time. Additional sales of a substantial number of our shares of common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock and could impair our ability to raise capital through the sale of additional stock.
The price of our common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.
The market price for our common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, factors described in these risk factors; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our common stock; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The Company’s corporate headquarters is located on leased premises in Charlotte, North Carolina. As part of the relocation of the corporate headquarters, the Company also has leased premises in Berkeley Heights, New Jersey. We own four of our seven global manufacturing facilities and two of our eleven global distribution facilities. All of the other facilities are leased, except for three locations operated by third-party logistics providers, which are provided under service agreements.
Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.

The following is a summary of our principal properties as of December 31, 2022, including manufacturing, distribution, warehouse, and corporate offices:

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is set forth below:

Name	Age	Position
Kevin Holleran	55	President, Chief Executive Officer and Director
Eifion Jones	55	Senior Vice President, Chief Financial Officer
John Collins	46	Senior Vice President, Chief Supply Chain Officer
Rick Roetken	57	President, North America
Susan Canning	53	Senior Vice President, Chief Legal Officer and Corporate Secretary
Fernando Blasco	48	Vice President, General Manager, Europe & Rest of World
Kevin Holleran has served as President, Chief Executive Officer, and Director of the Company since August 2019. Prior to joining Hayward, beginning in 2017, Mr. Holleran served as President and Chief Executive Officer of the Industrial Segment within Textron, Inc. (“Textron”). Textron’s Industrial Segment is composed of Textron Specialized Vehicles, Inc. (“Textron Specialized Vehicles”), a leading global manufacturer of purpose-built vehicles and equipment for a variety of commercial and recreational applications across a number of brands, as well as, Kautex, a tier one automotive supplier of fuel systems, selective catalytic reduction systems and cleaning solutions. Prior to 2017, Mr. Holleran served for 10 years as the President and Chief Executive Officer of Textron Specialized Vehicles, Inc., during which time he grew revenue and profitability substantially through organic growth and acquisitions. Prior to his time at Textron, Mr. Holleran held several management positions at Ingersoll Rand and Terex Corporation across the sales, marketing, and product management functions. He holds an MBA from Wake Forest University and an undergraduate degree from Cornell University.
Eifion Jones has served as Senior Vice President, Chief Financial Officer of the Company since April 2020. From 2011 until he joined Hayward, Mr. Jones served as the Chief Financial Officer of Cornerstone Holdings Inc. (“Cornerstone”), a portfolio company of private equity firms HIG Capital and, later, Littlejohn & Co. LLC. In this role he oversaw the governance, performance, and financial management of Cornerstone’s U.S. and European companies, including leading all acquisition evaluation, diligence and integration efforts. Prior to Cornerstone, Mr. Jones spent 21 years with Akzo Nobel N.V., where he held financial and managerial leadership roles in the Americas and Europe, including SVP and General Manager for their Americas O&G protective coatings business and prior to that, SVP and CFO for their Americas industrial coatings business. He began his financial career with Courtaulds Plc in their European fibers businesses prior to its sale to Akzo Nobel N.V.
John Collins has served since May 2022 as the Company’s Senior Vice President, Chief Supply Chain Officer. Prior to joining Hayward, Mr. Collins spent twenty years at Textron Specialized Vehicles, where he served in roles of progressively increasing responsibility, and most recently as the Senior Vice President and General Manager of E-Z-GO. In this role, from 2020 to 2022, John led product management and global sales for Textron’s E-Z-GO and Cushman vehicle lines. Prior to 2020, Mr. Collins served in several leadership roles with Textron, including plant manager; director of sourcing; Vice President, Integrated Supply Chain; Vice President, Parts & Services and Vice President, Consumer Business.
Rick Roetken has served as President, North America since August 2018. From 2015 until he joined Hayward, Mr. Roetken worked as an independent consultant, focusing on M&A, commercial strategies and operational efficiency for building products. Prior to that, from 2010 to 2015, Mr. Roetken served as President of multiple divisions of Masco Corporation (“Masco”), including Masco Cabinetry and Liberty Hardware. Mr. Roetken also served as Vice President of Marketing for Masco’s Delta Faucet business from 2007 to 2010. For nineteen years, prior to joining Masco, he was employed with United Technologies, serving in various operations and marketing roles.
Susan Canning has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since joining the Company in June 2021. From 2018, until she joined Hayward, Ms. Canning served as Senior Vice President, General Counsel and Corporate Secretary at GNC and was responsible for legal, compliance, ethics and quality matters. Prior to that, Ms. Canning held roles on the Legal and Compliance team at Kellogg Company, including three years, based in Manchester, UK, as Kellogg Europe’s Regional General Counsel and seven years in Kellogg’s global headquarters counseling on securities, governance, investor relations, and corporate development matters. Additionally, from 1991 to 2008, Ms. Canning served in a variety of legal roles with JPMorgan Chase & Co., focused on mutual funds and counseling SEC-registered investment advisors.
Fernando Blasco has served as Vice President, General Manager, Europe & Rest of World since May 2019 and as General Manager of Hayward Iberica, S.L.U. since January 2020. From April 2012 to May 2019, Mr. Blasco was Chief Executive Officer of the Adequa, Piping Systems Business of Uralita Group. Also within Uralita Group, Mr. Blasco held positions such as Managing Director of the Injection Business Unit from 2010 to 2012 and Corporate Sales Development Manager from 2008 to 2010. Prior to that, from 2004 to 2008, he worked at GE Consumer & Industrial in roles of progressively increasing responsibility, ultimately serving as EMEA Prescription Manager.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “HAYW.” As of December 31, 2022, there were 27 holders of record of our common stock.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future.
On July 26, 2022, the board of directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of our common stock with such authority expiring on July 26, 2025. Under the repurchase program, we may purchase shares of our common stock on a discretionary basis from time to time. The Share Repurchase Program is primarily expected to be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not obligate the Company to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the quarter ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 2 - November 5, 2022	—	—	—	400,000,000
November 6 - December 3, 2022	—	—	—	400,000,000
December 4 - December 31, 2022	—	—	—	400,000,000
Total	—	—	—	400,000,000
(1) On July 28, 2022, the Company announced that its board of directors renewed the initial authorization of the Share Repurchase Program on July 26, 2022 such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, with such authorization expiring on July 26, 2025. Under the Share Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchase or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. Subsequent to the end of the fourth quarter 2022, the Company repurchased zero shares of common stock.

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

Each of the cumulative returns is calculated assuming the investment of $100 in each of the securities at the closing price on the first day of trading of our common stock on the NYSE (March 12, 2021), and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on March 12 and continuing through December 31, 2022. The closing per-share price of Hayward Holdings, Inc. on March 12, 2021 and December 31, 2022 was $17.00 and $9.40, respectively. Past performance is not necessarily indicative of future performance.

Comparison of Cumulative Total Return since Initial Public Offering
$175
$150
$125
$100
$75
$50
March 12, 2021
December 31, 2021
December 31, 2022
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
We define the year ended December 31, 2022 as Fiscal Year 2022 and the year ended December 31, 2021 as Fiscal Year 2021. Our fiscal quarters are 13 weeks except the fourth quarter that ends on December 31 of each fiscal year. The first quarter 2022 refers to the quarter ended April 2, the second quarter 2022 refers to the quarter ended July 2, the third quarter 2022 refers to the quarter ended October 1, and the fourth quarter 2022 refers to the quarter ended December 31.

Our Company
We are an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools), innovation- led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.
We have an estimated North American seasonal residential pool market share of approximately 34%. We believe that we are well-positioned for future growth. On average, we have 20+ year relationships with our top 20 customers. We estimate that aftermarket sales represent approximately 80% of net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair and replace equipment and remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
We manufacture our products at seven facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China.
Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 84% and 16% and 83% and 17% of total net sales for Fiscal Year 2022 and Fiscal Year 2021, respectively.
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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affect the period-to-period comparability of our results of operations and may affect our financial performance in the future:
•Demand related to the aging base of pools and the COVID-19 pandemic. Irrespective of broader macroeconomic trends, the primary driver for the industry continues to be aftermarket spending on the base of installed pools. In the United States, our primary market, the record construction of pools from 1999 to 2005 is manifesting itself in the aftermarket repair, replace, and remodel cycle given that the average age of this pool cohort is over 20 years. Residential pool equipment sales increased during the COVID-19 pandemic. This increase in demand occurred broadly across all of our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that during this period, the pandemic reinforced existing pool industry growth trends, as well as partially accelerated demand due to the impact of longer lead times that resulted from supply chain shortages. As the impact of the COVID-19 pandemic has lessened, we believe that these trends have somewhat abated. Although the long-term impact of the pandemic to our business is unclear, we do anticipate that the industry will resume its more normalized historical seasonal trends in the post-pandemic environment.
•Seasonality. Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incent trade customers to buy and stock in readiness for next year’s pool season under an “early buy” program which offers a price discount and extended payment terms. Under the early buy program in 2022, we generally ship products during October through March and receive payments for these shipments during February through July 2023. Revenue is recognized upon shipment of products, which cannot be returned unless damaged. For more information, see “—Key Factors and Measures We Use to Evaluate Our Business—Net Sales.’’ We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we build inventory in the first and third quarters and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early buy extended terms and increases through June due to higher sales in the second quarter. Also, because the majority of our sales are to distributors whose inventory of our products may vary due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
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
•New product offerings. Our business is primarily driven by aftermarket spending. Pool owners are increasingly demanding new technologies, such as IoT-enabled and more energy efficient products, as they replace or upgrade their existing pool equipment. In Fiscal Year 2022, new products launched in the last three years contributed approximately 16% of net sales. These new products offer higher energy efficiency, automation capabilities and enhanced water care solutions, and we expect will become primary drivers of our sales growth. Staying at the forefront of technological innovation and introducing new product offerings with new features will continue to be critical in growing our market share and revenue.
•Materials and other cost increases. Cost inflation and supply shortages stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing and operating costs such as freight, utilities and wages. We strive for productivity improvements, and implement price increases to help mitigate this impact. We expect to see continuing price volatility (metals, resins, and electronic sub-assemblies) and import duty charges (motors, electronics, valves and cleaner products) for some of our raw materials. We are uncertain as to the timing and impact of these market changes, but have mitigation activities in place to minimize the impact on costs. In addition, rising interest rates resulting from central banks’ efforts to combat this price inflation has caused increases in the cost to service our variable rate indebtedness.
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
Revenue is recognized upon shipment and recorded net of related discounts, allowances, returns, and sales tax. Customers are offered volume discounts and other promotional benefits. We estimate these volume discounts, promotional allowance benefits, and returns based upon the terms of the customer contracts and historical experience and record such amounts as a reduction of gross sales with an offsetting adjustment to account receivable. We regularly monitor the adequacy of these allowances.
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
Selling, general and administrative expense
Our SG&A includes expenses arising from activities in selling, marketing, technical and customer services, warranty, warehousing, and administrative expenses. Other than warranty and variable compensation, SG&A is generally not directly proportional to net sales.
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
Amortization of intangible assets
Customer relationships, trademarks and other intangible assets arising from business combinations are amortized over their expected useful lives of 5-20 years.
Acquisition and restructuring related costs (or income)
The Company records costs or expenses incurred related to business combinations, organizational restructuring, or gains or losses attributable to any sales or dispositions of assets to acquisition and restructuring related expense, net.
Operating income
Operating income is gross profit less SG&A, RD&E, acquisition and restructuring related expense or income and amortization of intangible assets. Operating income excludes interest expense, income tax expense, and other non-operating expenses, net. We use operating income as well as other indicators as a measure of the profitability of our business.
Interest expense
The Company incurs interest expense on its Credit Facilities, as defined herein. The amortization of debt issuance costs and impact of our interest rate hedging instruments are also included in interest expense.
Net income
Net income is operating income less interest expense, other non-operating items, and provision for income taxes.
EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Consolidated segment income, Adjusted segment income, Adjusted segment income margin
EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin are key metrics used by management and our Board of Directors to assess our financial performance. For information about our use of these Non-GAAP measures and a reconciliation of these metrics to the nearest GAAP metric see “—Non-GAAP Reconciliation.” The reconciliation of consolidated segment income is included in “— Summary of Results of Operations.”
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the consolidated statements of operations for the Fiscal Years 2022 and 2021 from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022.
The following table summarizes our results of operations and a comparison of the change between the periods (in thousands):

	Years Ended December 31,
	2022	2021
Net Sales	$1,314,136	$1,401,794
Cost of sales	717,101	746,012
Gross profit	597,035	655,782
Selling, general, and administrative expense	248,812	267,264
Research, development, and engineering expense	22,359	22,867
Acquisition and restructuring related expense	8,162	15,030
Amortization of intangible assets	32,129	32,647
Operating income	285,573	317,974
Interest expense, net	51,387	50,854
Loss on debt extinguishment	—	9,418
Other (income) expense, net	(51)	(2,439)
Total other expense	51,336	57,833
Income from operations before income taxes	234,237	260,141
Provision for income taxes	54,890	56,416
Net income	$179,347	$203,725
Adjusted EBITDA (a)	$367,575	$421,737
(a) See “— Non-GAAP Reconciliation.”

Fiscal Year 2022 Compared to Fiscal Year 2021
Net sales
Net sales decreased to $1,314.1 million in Fiscal Year 2022 from $1,401.8 million in Fiscal Year 2021, a decrease of $87.7 million or 6.3%. See segment discussion below for further information.

2022
Volume	(19.8)%
Price, net of discounts and allowances	13.4%
Acquisitions	1.6%
Currency and other	(1.5)%
Total	(6.3)%
The Fiscal Year 2022 decrease in net sales was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking as supply chain pressure eased and lead times normalized. Macroeconomic uncertainty associated with increasing concerns of an economic slowdown due to the rising interest rate environment and geopolitical factors in Europe also contributed to the decline in volume. The increase in the net price was due to price increases enacted to offset inflationary pressure, as well as reduced sales rebates to customers for the seasonal year.
Gross profit and Gross profit margin
Gross profit decreased to $597.0 million in Fiscal Year 2022 from $655.8 million in Fiscal Year 2021, a decrease of $58.8 million or 9.0%.
Gross profit margin decreased to 45.4% in Fiscal Year 2022 compared to 46.8% in Fiscal Year 2021, a decrease of 135 basis points primarily due to the decline in volume resulting in lower operating leverage as well as provisioning for slow moving or obsolete inventory. The gross margin decrease included a decrease of 25 basis points due to a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the specialty lighting business of Halco Lighting Technologies, LLC, which includes the brands J&J Electronics and Sollos (the "Specialty Lighting Business").
Selling, general, and administrative expense
Selling, general, and administrative expense decreased to $248.8 million in Fiscal Year 2022 from $267.3 million in Fiscal Year 2021, a decrease of $18.5 million or 6.9% primarily as a result of lower performance-related incentive based compensation and lower volume-based selling incentives and warranty expenses. Additionally, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. As part of the program, the Company identified structural selling, general and administrative cost reduction opportunities totaling $25 million to $30 million in 2023, with initial savings of approximately $9 million that were realized in Fiscal Year 2022. These reductions are partially offset by a one-time expense associated with the discontinuation of a product joint development agreement. In Fiscal Year 2021, the Company incurred higher incentive compensation, increased stock-based compensation in connection with its IPO, and other IPO costs.
As a percentage of net sales, SG&A decreased to 18.9% in Fiscal Year 2022 as compared to 19.1% in Fiscal Year 2021, a decrease of 13 basis points primarily driven by the elevated costs incurred in the prior year as discussed above.
Research, development, and engineering expense
RD&E expense decreased to $22.4 million in Fiscal Year 2022 compared to $22.9 million in Fiscal Year 2021, a decrease of $0.5 million or 2.2%. As a percentage of net sales, RD&E remained effectively flat at 1.7% in Fiscal Year 2022 compared to 1.6% in Fiscal Year 2021.

Acquisition and restructuring related expense
Acquisition and restructuring related expense decreased to $8.2 million in Fiscal Year 2022 as compared to $15.0 million in Fiscal Year 2021, a decrease of $6.8 million.
The $8.2 million expense in Fiscal Year 2022 was primarily driven by restructuring expenses related to the relocation of the corporate headquarters to Charlotte, North Carolina and the Company’s enterprise cost reduction program, as well as acquisition transaction and integration costs associated with the purchase of the Specialty Lighting Business, partially offset by a gain resulting from the release of certain reserves associated with the exit of an early-stage product line discontinued in 2021.
The $15.0 million expense in Fiscal Year 2021 was primarily driven by expenses related to a product discontinuance related to an early-stage product line acquired in 2018, the relocation of the corporate headquarters to Charlotte, North Carolina, and business-restructuring-related costs associated with the exit of redundant manufacturing and distribution facilities.
For additional information, see Note “19. Acquisition and Restructuring Related Expense” of Notes to Consolidated Financial Statements in this Form 10-K.
Amortization of intangible assets
Amortization of intangible assets decreased to $32.1 million in Fiscal Year 2022 from $32.6 million in Fiscal Year 2021, a decrease of $0.5 million or 1.6%, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income and operating income margin
Operating income decreased to $285.6 million in Fiscal Year 2022 from $318.0 million in Fiscal Year 2021, a decrease of $32.4 million or 10.2% due to the accumulated effect of the items described above. Operating income as a percentage of net sales (“operating margin”) was 21.7% in Fiscal Year 2022, a 95 basis point reduction from the 22.7% operating margin in Fiscal Year 2021.
Interest expense, net
Interest expense, net, inclusive of the loss on debt extinguishment, decreased to $51.4 million in Fiscal Year 2022 from $60.3 million in Fiscal Year 2021, a decrease of $8.9 million or 14.7%. The decrease was primarily due to the absence of a loss on debt extinguishment in 2022, which resulted in a $9.4 million expense in the prior year.
Interest expense in Fiscal Year 2022 consisted of $48.5 million of interest on the outstanding debt and $3.3 million of amortization of deferred financing fees, partially offset by $0.4 million of interest income. Interest expense in Fiscal Year 2021 consisted of $46.9 million on the outstanding debt, $9.4 million of a loss on debt extinguishment, and $4.0 million of amortization of deferred financing fees net of interest income.
Provision for income taxes
We incurred income tax expense of $54.9 million for Fiscal Year 2022 and $56.4 million for Fiscal Year 2021, a decrease of $1.5 million or 2.7%. This decrease in tax expense was primarily due to decreased income from operations.
Our effective income tax rate increased to 23.4% for Fiscal Year 2022 from 21.7% for Fiscal Year 2021 primarily due to withholding taxes related to repatriation of foreign earnings, the valuation allowance reduction in Fiscal Year 2021 and reduced benefits for stock option exercises during Fiscal Year 2022.
Net income
As a result of the foregoing, net income decreased to $179.3 million in Fiscal Year 2022 compared to net income of $203.7 million in Fiscal Year 2021, a decrease of $24.4 million or 12.0%.
Adjusted EBITDA and adjusted EBITDA margin
Adjusted EBITDA decreased to $367.6 million in Fiscal Year 2022 from $421.7 million in Fiscal Year 2021, a decrease of $54.1 million or 12.8% driven primarily by lower net sales and operating leverage resulting in a decrease in gross profit of $58.8 million, partially offset by a decrease in SG&A expenses of $18.5 million.

Adjusted EBITDA margin decreased to 28.0% in Fiscal Year 2022 compared to 30.1% in Fiscal Year 2021, a decrease of 211 basis points.
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

(Dollars in Thousands)	Fiscal Year 2022			Fiscal Year 2021
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$1,314,136	$1,108,859	$205,277	$1,401,794	$1,160,850	$240,944
Gross profit	597,035	514,855	82,180	655,782	558,950	96,832
Gross profit margin %	45.4%	46.4%	40.0%	46.8%	48.2%	40.2%

Income from operations before income taxes	$234,237			$260,141
Expenses not allocated to segments
Corporate expense, net	30,151			53,430
Acquisition and restructuring related expense	8,162			15,030
Amortization of intangible assets in selling, general, and administrative expense	32,129			32,647
Interest expense, net	51,387			50,854
Loss on debt extinguishment	—			9,418
Other (income) expense, net	(51)			(2,439)
Segment income (a)	$356,015	$308,627	$47,388	$419,081	$359,886	$59,195
Segment income margin %	27.1%	27.8%	23.1%	29.9%	31.0%	24.6%
Adjusted segment income (b)	$389,195	$340,779	$48,416	$457,503	$396,414	$61,089
Adjusted segment income margin % (a)	29.6%	30.7%	23.6%	32.6%	34.1%	25.4%
(a)Consolidated segment income is a non-GAAP measure.
(b)See “—Non-GAAP Reconciliation.”

North America (“NAM’’)
(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Net sales	$1,108,859	$1,160,850
Gross profit	$514,855	$558,950
Gross profit margin %	46.4%	48.2%
Segment income	$308,627	$359,886
Segment income margin %	27.8%	31.0%
Adjusted segment income(a)	$340,779	$396,414
Adjusted segment income margin %(a)	30.7%	34.1%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales decrease was driven by the following:

2022
Volume	(20.5)%
Price, net of discounts and allowances	14.5%
Acquisitions	1.9%
Currency and other	(0.4)%
Total	(4.5)%
Net sales
Net sales decreased to $1,108.9 million in Fiscal Year 2022 from $1,160.9 million in Fiscal Year 2021, a decrease of $52.0 million or 4.5%.
This decrease was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking as supply chain pressure eased and lead times normalized, as well as macroeconomic uncertainty associated with increasing concerns of an economic slowdown due to the rising interest rate environment. The increase in the net price was due to price increases enacted to offset inflationary pressure as well as reduced sales rebates to customers for the seasonal year.
Gross profit and Gross profit margin
Gross profit decreased to $514.9 million in Fiscal Year 2022 from $559.0 million in Fiscal Year 2021, a decrease of $44.1 million or 7.9%.
Gross profit margin decreased to 46.4% in Fiscal Year 2022 from 48.2% in Fiscal Year 2021, a decline of 172 basis points, primarily driven by the decline in volume resulting in lower operating leverage combined with cost inflation and the non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, partially offset by the net price increases discussed above.
Segment income and Segment income margin
Segment income decreased to $308.6 million in Fiscal Year 2022 from $359.9 million in Fiscal Year 2021, a decrease of $51.3 million or 14.2%. This was primarily driven by a decrease in sales and gross profit as discussed above, and higher SG&A expense partially attributable to a one-time expense associated with the discontinuation of a product joint development agreement, partially offset by lower volume-based incentive expenses. As a percentage of segment net sales, SG&A and RD&E expenses increased from 17.1% in the Fiscal Year 2021 to 18.6% as a result of the decline in sales as discussed above.

Segment income margin decreased to 27.8% in Fiscal Year 2022 from 31.0% in Fiscal Year 2021, a decrease of 317 basis points primarily resulting from decreased gross profit margin as discussed above and higher SG&A expense as a percentage of segment net sales.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $340.8 million in Fiscal Year 2022 from $396.4 million in Fiscal Year 2021, a decrease of $55.6 million or 14.0%. This was driven by the lower segment income as discussed above, adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin decreased to 30.7% in Fiscal Year 2022 from 34.1% in Fiscal Year 2021, a decrease of 342 basis points.
Europe & Rest of World (“E&RW”)
(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Net sales	$205,277	$240,944
Gross profit	$82,180	$96,832
Gross profit margin %	40.0%	40.2%
Segment income	$47,388	$59,195
Segment income margin %	23.1%	24.6%
Adjusted segment income(a)	$48,416	$61,089
Adjusted segment income margin %(a)	23.6%	25.4%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales decrease was driven by the following:

2022
Volume	(16.5)%
Price, net of discounts and allowances	8.0%
Currency and other	(6.3)%
Total	(14.8)%
Net sales
Net sales decreased to $205.3 million in Fiscal Year 2022 from $240.9 million in Fiscal Year 2021, a decrease of $35.6 million or 14.8%.
The decrease in net sales was primarily due to a decline in volume as a result of a high level of channel inventory and geopolitical factors and macroeconomic uncertainty, and unfavorable impact of foreign currency translation, partially offset by the favorable impact of price increases.
Gross profit and Gross profit margin
Gross profit decreased to $82.2 million in Fiscal Year 2022 from $96.8 million in Fiscal Year 2021, a decrease of $14.6 million or 15.1%.
Gross profit margin remained approximately consistent at 40.0% in Fiscal Year 2022 compared to 40.2% in Fiscal Year 2021.
Segment income and Segment income margin
Segment income decreased to $47.4 million in Fiscal Year 2022 from $59.2 million in Fiscal Year 2021, a decrease of $11.8 million or 19.9%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense. As a percentage of segment net sales, SG&A and RD&E expenses increased from 15.7% in the Fiscal Year 2021 to 16.9% as a result of lower net sales as discussed above.
Segment income margin decreased to 23.1% in Fiscal Year 2022 from 24.6% in Fiscal Year 2021, a decrease of 148 basis points. The decline was primarily attributable to the decreased sales and operating leverage
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $48.4 million in Fiscal Year 2022 from $61.1 million in Fiscal Year 2021, a decrease of $12.7 million or 20.7%. This was primarily driven by the decreased sales and operating leverage adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin decreased to 23.6% in Fiscal Year 2022 from 25.4% in Fiscal Year 2021, a decrease of 177 basis points.

Non-GAAP Reconciliation
The Company uses EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.
EBITDA is defined as earnings before interest (including amortization of debt costs), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items and certain non-cash, nonrecurring, or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation and amortization, stock-based compensation, and certain non-cash, nonrecurring, or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP.
Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, consolidated segment income and adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss), operating income and segment income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Following is a reconciliation from net income to adjusted EBITDA (dollars in thousands):

	Years Ended December 31,
	2022	2021
Net income	$179,347	$203,725
Depreciation	19,246	18,826
Amortization	38,393	38,990
Interest expense	51,387	50,854
Income taxes	54,890	56,416
Loss on extinguishment of debt	—	9,418
EBITDA	343,263	378,229
Stock-based compensation(a)	1,602	19,019
Sponsor management fees(b)	—	90
Currency exchange items(c)	926	4,485
Acquisition and restructuring related expense, net(d)	8,162	15,030
Other(e)	13,622	4,884
Total Adjustments	24,312	43,508
Adjusted EBITDA	$367,575	$421,737
Adjusted EBITDA margin	28.0%	30.1%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”), whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been an expense of $6.9 million.

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
(d)
Adjustments in the year ended December 31, 2022 primarily include $5.0 million of costs associated with the relocation of the Corporate headquarters, $2.9 million separation costs associated with a reduction-in-force, and $1.9 million transaction costs associated with the acquisition of the Specialty Lighting Business, partially offset by a $2.4 million gain resulting from the release of certain reserves associated with the exit of an early-stage product line discontinued in 2021.

Adjustments in the year ended December 31, 2021 primarily include $9.9 million of business restructuring related costs associated with the exit of an early-stage product line acquired in 2018, $3.0 million severance and relocation costs associated with the relocation of our Corporate headquarters, and $2.1 million of business restructuring related costs associated with the exit of redundant manufacturing and distribution facilities.

(e)
Adjustments in the year ended December 31, 2022 include $5.5 million of expenses associated with the discontinuation of a product joint development agreement, a $3.3 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, $2.3 million of transitional expenses incurred to enable go-forward public company regulatory compliance, $1.4 million of costs incurred related to the selling stockholder offering of shares in May 2022, which are reported in SG&A in our consolidated statements of operations, $0.9 million of expenses related to the Corporate headquarters transition, $0.2 million bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine, and other immaterial items, partially offset by subsequent collections and $1.1 million of gains resulting from an insurance policy reimbursement related to the fire incident in our manufacturing and administrative facilities in Yuncos, Spain.

Adjustments in the year ended December 31, 2021 primarily include $7.4 million net insurance settlement proceeds which reflects an incurred property damage loss of $5.4 million, recorded in the second quarter, offset by an insurance policy reimbursement of $12.8 million received in the fourth quarter for the aforementioned property loss as well as the consequential business interruption loss amount caused by the fire incident in Yuncos Spain, a $4.0 million legal reserve and fees, $4.0 million of operating losses related to the early-stage product line acquired in 2018 mentioned above, $1.9 million related to debt refinancing, $1.0 million related to our IPO, and other immaterial items.

Following is a reconciliation from income from operations before income taxes to consolidated segment income and adjusted segment income (dollars in thousands):

	Years Ended December 31,
	2022	2021
Income from operations before income taxes	$234,237	$260,141
Expenses not allocated to segments
Corporate expense, net	30,151	53,430
Acquisition and restructuring related expense	8,162	15,030
Amortization of intangible assets in selling, general, and administrative expense	32,129	32,647
Interest expense, net	51,387	50,854
Loss on debt extinguishment	—	9,418
Other (income) expense, net	(51)	(2,439)
Segment income	356,015	419,081
Depreciation	17,815	17,891
Amortization	6,265	6,352
Stock-based compensation (a)	(434)	9,231
Other (b)	9,534	4,948
Total Adjustments	33,180	38,422
Adjusted segment income	$389,195	$457,503
Adjusted segment income margin	29.6%	32.6%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been an expense of $0.8 million.

(b)
Adjustments in the year ended December 31, 2022 include $5.5 million of expenses associated with the discontinuation of a product joint development agreement and a $3.3 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, $0.2 million bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine, and other immaterial items.

Adjustments in the year ended December 31, 2021 include non-recurring severance expenses, retention bonuses, legal fees, and the operating losses of approximately $4.0 million related to an early-stage product line acquired in 2018 that was phased out in 2021, $5.4 million of costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain incurred in the second quarter of 2021 were offset by insurance proceeds received in the fourth quarter of 2021.

Following is a reconciliation from segment income to adjusted segment income for NAM (dollars in thousands):

	Years Ended December 31,
	2022	2021
Segment income	$308,627	$359,886
Depreciation	17,049	16,871
Amortization	6,265	6,351
Stock-based compensation (a)	(494)	8,641
Other (b)	9,332	4,665
Total Adjustments	32,152	36,528
Adjusted segment income	$340,779	$396,414
Adjusted segment income margin	30.7%	34.1%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been an expense of $0.6 million.

(b)
Adjustments in the year ended December 31, 2022 for NAM include $5.5 million of expenses associated with the discontinuation of a product joint development agreement and a $3.3 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, and other immaterial items.

Adjustments in the year ended December 31, 2021 for NAM include non-recurring severance expenses, retention bonuses, legal fees, and the operating losses of approximately $4.0 million related to an early-stage product line acquired in 2018 that was phased out in 2021.

Following is a reconciliation from segment income to adjusted segment income for E&RW (dollars in thousands):

	Years Ended December 31,
	2022	2021
Segment income	$47,388	$59,195
Depreciation	766	1,020
Amortization	—	1
Stock-based compensation (a)	60	590
Other (b)	202	283
Total Adjustments	1,028	1,894
Adjusted segment income	$48,416	$61,089
Adjusted segment income margin	23.6%	25.4%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been an expense of $0.2 million.

(b)
Adjustments in the year ended December 31, 2022 for E&RW include $0.2 million bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine partially offset by subsequent collections.

Adjustments in the year ended December 31, 2021 for E&RW include $5.4 million of costs related to a fire at our manufacturing and administrative facilities in Yuncos Spain incurred in the second quarter of 2021 that were offset by the insurance proceeds received in the fourth quarter of 2021.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Facility. During the year ended December 31, 2022, we also opened a revolving credit facility for our Spain subsidiary in the amount of €3 million as a local source of liquidity. As of December 31, 2022, the Spain revolving facility balance was zero with a borrowing availability of €3 million.
Primary working capital requirements are for raw materials, assembled component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an early buy program, the timing of inventory purchases and receipt of customer payments. As such, the utilization of the ABL Facility fluctuates during the year.
In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “early buy” program that offers a price discount and extended payment terms. Under the early buy program in 2022, we generally shipped products from October through March and receive payments for these shipments on extended credit terms, generally from February through July 2023. As a result, our accounts receivable balance increases from October through March before the early buy payments are received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received.
Unrestricted cash and cash equivalents totaled $56.2 million as of December 31, 2022, which is a decrease of $209.6 million from $265.8 million at December 31, 2021.
We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and paying our debt obligations, while continuing to fund business growth initiatives and return of capital to stockholders. We believe that net cash provided by operating activities and availability under the ABL Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months.
Credit Facilities
We amended the First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) in the fourth quarter of 2022. For further information on the terms of the Credit Facilities, please see Note 9, “Long-Term Debt” of Notes to the Consolidated Financial Statements in this Form 10-K.
Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
First Lien Term Facility, due May 28, 2028	$985,000	$995,000
Incremental Term Loan B, due May 28, 2028	124,688	—
ABL Revolving Credit Facility	—	—
Other bank debt	4,593	—
Finance lease obligations	6,728	7,780
Subtotal	1,121,009	1,002,780
Less: Current portion of the long-term debt	(14,531)	(12,155)
Less: Unamortized debt issuance costs	(21,423)	(17,501)
Total	$1,085,055	$973,124
ABL Facility
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
The aggregate amount of the revolving loan commitments on the ABL Facility is $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. The ABL Facility matures June 1, 2026. We have the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
For the year ended December 31, 2022, the average borrowing base under the ABL Facility was $246.5 million and the average loan balance outstanding was $73.1 million. As of December 31, 2022, the loan balance was zero with a borrowing availability of $208.4 million. During the year ended December 31, 2022, the effective interest rate was 6.84%.
For the year ended December 31, 2021, the average borrowing base under the ABL Facility was $170.1 million and the average loan balance outstanding was $14.3 million. As of December 31, 2021 the loan balance was zero with a borrowing availability of $128.9 million. During the year ended December 31, 2021, the effective interest rate was 3.37%.
First Lien Term Facilities
The First Lien Term Facility bears interest at a rate equal to a base rate or LIBOR, plus, in either case, an applicable margin. In the case of LIBOR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the credit agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
On December 13, 2022, the Company entered into a fourth amendment to the Company’s First Lien Credit Agreement, which provides for, among other things, an incremental term loan under the First Lien Term Facility in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B matures on May 28, 2028. The Incremental Term Loan B bears interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing rate (“Term SOFR”) (with a 0.50% floor) plus 3.25%. The incremental loan requires a $0.3 million repayment of principal on the last business day of each March, June, September and December.
As of December 31, 2022, the balance outstanding under the First Lien Term Facility was $985.0 million and the balance outstanding under the Incremental Term Loan B was $124.7 million. The effective interest rate of the First Lien facilities, net of the interest rate hedge, was 4.61%.
As of December 31, 2021, the balance outstanding under the First Lien Term Facility was $995.0 million and the effective interest rate, net of the interest rate hedge, was 4.77%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of December 31, 2022, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities (dollars in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by operating activities	$115,944	$189,387
Net cash used in investing activities	(92,573)	(48,777)
Net cash (used in) provided by financing activities	(229,240)	10,957
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,750)	(1,065)
Change in cash and cash equivalents and restricted cash	$(209,619)	$150,502
Net cash provided by operating activities
Net cash provided by operating activities decreased to $115.9 million for the year ended December 31, 2022 from $189.4 million for the year ended December 31, 2021, a decrease of $73.5 million, or 38.8%. The decrease was driven by increased cash used for working capital compared to the prior-year period and a decrease in net income.
Net cash used in investing activities
Net cash used in investing activities increased to $92.6 million for the year ended December 31, 2022 compared to $48.8 million for the year ended December 31, 2021, an increase of $43.8 million, or 89.8%. The increase was primarily driven by the acquisition of the Specialty Lighting Business combined with increased capital expenditures in property, plant and equipment.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $229.2 million for the year ended December 31, 2022 compared to net cash provided of $11.0 million for the year ended December 31, 2021, a decrease of $240.2 million. For the year ended December 31, 2022, net cash used by financing activities was primarily driven by share repurchases, partially offset by the proceeds from the issuance of long-term debt. For the year ended December 31, 2021, net cash provided by financing activities was primarily driven by net proceeds from the IPO and proceeds from new borrowings, partially offset by the repayment of long-term debt.

Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (a)	$12,325	$12,399	$12,478	$12,390	$11,250	$1,053,439	$1,114,281
Letters of credit	4,500	—	—	—	—	—	4,500
Operating lease commitments (b)	11,522	9,809	8,579	7,979	7,683	47,605	93,177
Finance lease commitments	2,254	2,247	1,878	312	307	77	7,075
Total	$30,601	$24,455	$22,935	$20,681	$19,240	$1,101,121	$1,219,033
(a)     For further information on the terms of the Credit Facilities, please see Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements in this Form 10-K and “Liquidity and Capital Resources”.
(b)     Operating lease commitments primarily relate to our office, distribution, and manufacturing facilities. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of one to ten years and certain of these arrangements are cancellable on short notice while others require payment upon early termination. Refer to Note 15. “Leases” of Notes to Consolidated Financial Statements in this Form 10-K for further information.
Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Facility as of December 31, 2022 and December 31, 2021.

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
Goodwill and Indefinite Lived Intangibles
We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. At December 31, 2022, goodwill and indefinite lived intangible assets were $932.4 million and $736.0 million respectively.
For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. As of December 31, 2022 we performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2022 and 2021, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
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
Stock-Based Compensation
We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based share units (“PSUs”). The PSUs are recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the fair value of option awards.
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
Currency Fluctuation Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. For the Fiscal Year 2022, approximately 20% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were transacted in Euros, Canadian dollars and Australian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We manage various operating activities at the local level and net sales, costs, assets, and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
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
Based on the Fiscal Year 2022, an aggregate increase or decrease of 10% in the currency exchange rate would have caused a translational increase or decrease of approximately $26 million and $5 million in net sales and net income, respectively.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate, therefore, we are exposed to market risks relating to changes in interest rates. As of December 31, 2022, we had $1,109.7 million of outstanding variable rate loans under the First Lien Term Facility. Based on our December 31, 2022 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $6.1 million, net of interest rate swap settlements.
In the first quarter of 2022, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $500.0 million of its variable-rate debt obligations to fixed-rate debt. As of December 31, 2022 and December 31, 2021, the Company was a party to interest rate swap agreements of a notional amount of $500.0 million and zero, respectively.
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

ITEM 8. FINANCIAL STATEMENTS

Hayward Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hayward Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hayward Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not (i) documenting the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant, specifically not designing and maintaining adequate formal documentation of certain policies and procedures, controls over segregation of duties within the financial reporting function and the preparation and review of journal entries; (ii) designing and maintaining control activities to adequately address identified risks or evidence of performance, or to operate at a sufficient level of precision that would identify material misstatements to the Company’s consolidated financial statements; and (iii) designing and maintaining effective controls over certain information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including effective controls over program change management, user access, computer operations, and program development.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Revenue Recognition - Product Sales
As described in Note 3 to the consolidated financial statements, the Company primarily sells pool equipment to its customers. The Company’s consolidated net sales were $1,314.1 million for the year ended December 31, 2022. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (FOB) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company recognizes revenue net of rebates and other discounts.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product sales. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses existed related to the Company’s control environment, which impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized during the year for a sample of product revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment, and subsequent cash receipts, where applicable; (ii) testing the completeness, accuracy, and occurrence of amounts recognized during the year for a sample of rebate and other discount transactions by obtaining and inspecting source documents, including support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and cash payment, where applicable; (iii) testing the completeness, accuracy, and existence for a sample of amounts accrued as of December 31, 2022 related to rebates and other discounts by obtaining and inspecting source documents, including support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and subsequent cash payment, where applicable; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2022 and obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment, and subsequent cash receipts, where applicable, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2023

We have served as the Company’s auditor since 1999.

Hayward Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$56,177	$265,796
Accounts receivable, net of allowances of $3,937 and $2,003, respectively	209,109	208,112
Inventories, net	283,658	233,449
Prepaid expenses	14,981	12,459
Income tax receivable	27,173	—
Other current assets	21,186	30,705
Total current assets	612,284	750,521
Property, plant and equipment, net	149,828	146,754
Goodwill	932,396	924,264
Trademark	736,000	736,000
Customer relationships, net	230,503	242,854
Other intangibles, net	106,673	103,192
Other non-current assets	107,329	74,885
Total assets	$2,875,013	$2,978,470
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Current portion of the long-term debt	$14,531	$12,155
Accounts payable	54,022	87,445
Accrued expenses and other liabilities	163,283	190,378
Income taxes payable	574	13,886
Total current liabilities	232,410	303,864
Long-term debt	1,085,055	973,124
Deferred tax liabilities, net	264,111	262,378
Other non-current liabilities	70,403	69,591
Total liabilities	1,651,979	1,608,957
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock $0.001 par value, 750,000,000 authorized; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021	241	238
Additional paid-in capital	1,069,878	1,058,724
Treasury stock; 28,666,369 and 5,375,417 at December 31, 2022 and 2021, respectively	(357,415)	(14,066)
Retained earnings	500,222	320,875
Accumulated other comprehensive income	10,108	3,742
Total stockholders’ equity	1,223,034	1,369,513
Total liabilities, redeemable stock and stockholders’ equity	$2,875,013	$2,978,470
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,314,136	$1,401,794	$875,402
Cost of sales	717,101	746,012	478,371
Gross profit	597,035	655,782	397,031
Selling, general, and administrative expense	248,812	267,264	195,220
Research, development, and engineering expense	22,359	22,867	20,046
Acquisition and restructuring related expense	8,162	15,030	19,317
Amortization of intangible assets	32,129	32,647	37,896
Operating income	285,573	317,974	124,552
Interest expense, net	51,387	50,854	73,615
Loss on debt extinguishment	—	9,418	—
Other (income) expense, net	(51)	(2,439)	(6,848)
Total other expense	51,336	57,833	66,767
Income from operations before income taxes	234,237	260,141	57,785
Provision for income taxes	54,890	56,416	14,483
Net income	$179,347	$203,725	$43,302

Earnings per common share
Basic	$0.82	$0.52	$0.25
Diluted	$0.78	$0.49	$0.25
Weighted average common share outstanding
Basic	219,945,024	187,688,087	1,331,850
Diluted	229,726,497	200,574,232	2,468,895

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share data)

	2022			2021			2020
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$179,347			$203,725			$43,302
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,391)	—	(17,391)	(5)	(763)	(768)	3,766	1,430	5,196
Change in fair value of derivatives	31,676	(7,919)	23,757	6,480	(1,620)	4,860	(3,870)	994	(2,876)
Comprehensive income			$185,713			$207,817			$45,622

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Changes in Redeemable Stock and Stockholders’ Equity
(Dollars in thousands)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	872,397	$869,500	3,114,150	$3	$7,964	$(1,188)	$159,900	$(2,670)	$164,009
Net income	—	—	—	—	—	—	43,302	—	43,302
Issuance of Class A stock	51	—	—	—	54	—	—	—	54
Cash distributions	—	(275,000)	—	—	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	1,945	—	—	—	1,945
Exercise of stock options	—	—	703,560	—	334	—	—	—	334
Repurchase of stock	(2,525)	—	(1,044,810)	—	—	(2,498)	—	—	(2,498)
Other comprehensive income	—	—	—	—	—	—	—	2,320	2,320
Balance as of December 31, 2020	869,923	594,500	2,772,900	3	10,297	(3,686)	202,997	(350)	209,261
Net income	—	—	—	—	—	—	203,725	—	203,725
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	679,644	—	(85,805)	—	594,045
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Cash distributions	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	15,005	—	—	—	15,005
Issuance of common stock for compensation plans	—	—	2,971,149	7	2,004	—	—	—	2,011
Repurchase of stock	(186)	—	(1,035,107)	—	—	(10,380)	—	—	(10,380)
Other comprehensive income	—	—	—	—	—	—	—	4,092	4,092
Balance as of December 31, 2021	—	—	233,056,799	238	1,058,724	(14,066)	320,875	3,742	1,369,513
Net income	—	—	—	—	—	—	179,347	—	179,347
Stock-based compensation	—	—	—	—	7,948	—	—	—	7,948
Issuance of common stock for compensation plans	—	—	2,096,934	3	3,206	—	—	—	3,209
Repurchase of stock	—	—	(23,290,952)	—	—	(343,349)	—	—	(343,349)
Other comprehensive income	—	—	—	—	—	—	—	6,366	6,366
Balance as of December 31, 2022	—	$—	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$179,347	$203,725	$43,302
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	19,246	18,826	18,783
Amortization of intangible assets	38,393	38,990	44,039
Amortization of deferred debt issuance fees	3,271	4,005	5,418
Stock-based compensation	7,948	15,005	1,945
Deferred income taxes	(5,345)	(15,314)	(277)
Allowance for bad debts	1,934	644	(207)
Loss on debt extinguishment	—	9,418	—
Loss on write-off on intangible assets	—	6,319	—
Loss on sale of property, plant and equipment	6,128	4,219	2,017
Changes in operating assets and liabilities
Accounts receivable	(3,409)	(70,115)	47,260
Inventories	(35,117)	(89,660)	(4,652)
Other current and non-current assets	(40,197)	(17,161)	(13,039)
Accounts payable	(36,773)	18,365	15,883
Accrued expenses and other liabilities	(19,482)	62,121	53,369
Net cash provided by operating activities	115,944	189,387	213,841

Cash flows from investing activities
Purchases of property, plant, and equipment	(29,625)	(26,222)	(14,221)
Purchases of intangibles	—	(914)	(1,360)
Acquisitions, net of cash acquired	(62,952)	(21,509)	—
Proceeds from sale of property, plant, and equipment	4	25	458
Cash received (paid) for settlements of investment currency hedge	—	(157)	2,125
Net cash used in investing activities	(92,573)	(48,777)	(12,998)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	377,400	—
Costs associated with Initial Public Offering	—	(26,124)	—
Purchases of common stock for treasury	(343,349)	(9,524)	(2,498)
Proceeds from issuance of long-term debt	129,725	51,659	150,000
Debt issuance costs	(8,547)	(12,551)	(4,017)
Payments of long-term debt	(10,445)	(369,644)	(3,500)
Proceeds from revolving credit facility	150,000	68,000	160,700
Payments on revolving credit facility	(150,000)	(68,000)	(160,700)
Proceeds from issuance of short term debt	8,119	—	—
Payments of short term debt	(5,063)	—	—
Distributions paid to Class A and Class C stockholders	—	—	(275,208)
Other, net	320	(259)	102
Net cash (used in) provided by financing activities	(229,240)	10,957	(135,121)

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,750)	(1,065)	2,366
Change in cash and cash equivalents and restricted cash	(209,619)	150,502	68,088
Cash and cash equivalents and restricted cash, beginning of year	265,796	115,294	47,206
Cash and cash equivalents and restricted cash, end of year	$56,177	$265,796	$115,294

Supplemental disclosures of cash flow information:
Cash paid-interest	$51,499	$46,763	$68,461
Cash paid-income taxes	99,395	62,467	12,041
Equipment financed under finance leases	1,603	—	8,100

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1.Nature of Operations and Organization
Hayward Holdings, Inc. (the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has seven primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China, and other facilities in the United States, Canada, France, Spain and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to the terms of sale to customers.
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
Cash and Cash Equivalents
Cash equivalents primarily consist of cash on deposit with banks and liquid investments in next day, AAA rated money market, government securities, corporate bonds and treasury funds with an original term of three months or less at date of purchase. The Company’s cash and cash equivalent balances deposited at financial institutions may at times exceed federally insured limits. The Company does not believe that its cash balances are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Periodically throughout the period, the Company’s cash balance exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company sweeps available cash on hand daily either to reduce any revolver balance outstanding or deposit in an interest bearing account. In the event the Company receives a remittance via wire transmission after the sweep deadline, the cash will remain as on-hand overnight and may, from time to time, exceed the amount insured by the FDIC. In addition, the Company maintains cash balances at banking institutions in Australia, China, Canada, France, and Spain, which are not protected by FDIC insurance. We mitigate potential cash risk by maintaining bank accounts with credit-worthy financial institutions.
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

Activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Charges (Recoveries) to Costs and Expenses	Additions (Deductions)	Balance at End of Period
2020	$1,566	$(287)	$80	$1,359
2021	1,359	724	(80)	2,003
2022	2,003	2,176	(242)	3,937
Inventories
Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves on a first-in, first-out (“FIFO”) basis. We evaluate inventory for excess and obsolescence and record necessary reserves based on historical costs, selling price, margin and current business trends.
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
The Company reviews the recoverability of long-lived assets to be held and used when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of long-lived assets. For the years ended December 31, 2022 and 2021, the Company recorded $5.5 million and zero, respectively, significant long-lived asset impairment charges for property, plant, and equipment associated with the discontinuation of a product joint development agreement.
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
For the years ended December 31, 2022 and 2021, the Company completed its annual qualitative impairment analysis of goodwill for each of its reporting units at November 30, 2022 and 2021, respectively. The results of the qualitative assessments indicated that it was more likely than not that the fair values of the reporting units were more than the carrying values.
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
For the years ended December 31, 2022 and 2021, the Company completed its annual qualitative impairment analysis of indefinite-lived intangible assets at November 30, 2022 and 2021, respectively. The results of the qualitative assessments indicated that it was more likely than not that the fair values of the indefinite-lived intangible assets were more than the carrying values.
Intangible assets with finite lives are amortized based on the estimated useful life of the intangible asset using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method.
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
Derivatives
In the normal course of business, the Company is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company manages its economic and transactional exposure to certain market risks through the use of foreign currency derivative instruments and interest rate swaps. The Company’s objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. The Company does not hold derivative instruments for trading or speculative purposes.
The Company limits its exposure to these risks by following established risk management policies and procedures, including the use of derivatives. For interest rate exposures, derivatives are used to manage the related cost of debt. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, the Company only enters into contracts with credit-worthy counterparties.

In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the Company records all derivative instruments on its consolidated balance sheets at fair value and evaluates hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. When electing to apply hedge accounting, the Company formally documents all derivative hedges at inception and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction.
Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) and reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of designated and effective net investment hedges are recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings only upon the sale or liquidation of the Company’s hedged net investment. Changes in the fair value of undesignated derivative instruments are recognized currently in the consolidated statements of operations.
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
The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense of which there was no expense for the years ended December 31, 2022 and 2021.
Concentration of Credit Risks
One customer, Pool Corporation, accounted for approximately 35% and 36% of consolidated sales for the years ended December 31, 2022 and 2021, respectively and represented 30% and 42% of total accounts receivable at December 31, 2022 and 2021, respectively. No other customer accounted for sales or accounts receivable of greater than 10% of the relative total amounts. The Company has adequate availability of suppliers. The loss of any one supplier would not have a long-term material effect on the Company’s operations.
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
Advertising Costs
Advertising costs are typically expensed as incurred; however, certain costs are deferred and included within prepaid assets on the Company’s consolidated balance sheets. These deferred costs are expensed as the events occur or as the materials are distributed. Advertising costs expensed were $9.8 million, $7.2 million, and $9.1 million for the years ended December 31, 2022, 2021, and 2020 respectively.
Stock-Based Compensation
The Company uses its common stock, par value $0.001 per share (“Common Stock”), for various forms of share-based compensation arrangements entered into with its employees and directors. Share-based compensation arrangements are accounted for at fair value on the date of grant. The fair value of stock options is determined using a Black-Scholes valuation model. The fair value of other share-based awards is based on the valuation of the Common Stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is recognized in the period the performance condition is probable of occurring. The Company recognizes forfeitures as they occur. Stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 17. Stock-based Compensation.
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
The Company calculates basic earnings per share (“Basic EPS”) using the two-class method, which is required for the years ended 2021 and 2020 as the Company had multiple classes of common stock prior to the initial public offering (“IPO”). Under the two-class method, earnings for the period are allocated on a pro-rata basis to the Class A and common stockholders. The weighted-average number of Class A and common shares outstanding during the period is then used to calculate basic EPS for each class of shares.
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
Foreign Currency Translation
The Company predominantly uses the U.S. dollar as its functional currency. The Company has international subsidiaries whose local currency has been determined to be their functional currency. For these subsidiaries, the assets and liabilities are translated using period-end exchange rates, and the revenues and expenses are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translation are recorded separately in stockholders’ equity as a component of accumulated other comprehensive loss. The effect of exchange rate changes on intercompany transactions of a long term and permanent nature are credited or charged directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses, including the remeasurement of monetary assets or liabilities denominated in a currency other than the functional currency, are reported in other income or expense.
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
Leases
The Company determines whether a contract is or contains a lease at contract inception based on the presence of identified assets and its right to obtain substantially all the economic benefit from and to direct the use of such assets. When the Company determines a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. When the rate implicit in the lease is not readily determinable, we use the incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date and factors in a hypothetical interest rate on a collateralized basis with similar terms, payments and economic environments. Our ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, minus any lease incentives received, and any direct costs incurred by the lessee.
Recently Adopted Accounting Standards

Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”), and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard became effective for the Company on December 31, 2021 and the Company adopted the standard as of January 1, 2021. Financial positions for reporting periods beginning on or after January 1, 2021 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance.
Recently Issued Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued guidance in ASC Topic 848 that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued additional guidance deferring the sunset date of Topic 848 until December 31, 2024.
During the year-ended December 31, 2022, the Company transitioned certain of its debt agreements, including its existing ABL Revolving Credit Facility and its new incremental term loan under its First Lien Credit Agreement, to an alternative base rate instead of LIBOR. Refer to Note 9 for additional details regarding the Company’s amendments to its debt agreements. The Company is currently in the process of transitioning the variable interest rate provisions included in its other agreements before the sunset date of December 31, 2024.

3.Revenue Recognition
The Company primarily sells pool equipment including pumps, filters, heaters, cleaners, salt chlorinators, automation, lighting, safety and flow control products to its customers. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (“FOB”) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company’s standard customer payment terms are net thirty days. The Company has established an early-buy program for select customers for purchases made outside of peak season that extends favorable payment terms, not to exceed 120 days, except for the frost belt region in which payments are due May 1 of each year, and applies the practical expedient in Accounting Standards Codification (the‘‘ASC’’) 606-10-32-18 to not adjust the amount of consideration for the effects of a significant financing component. The Company recognizes revenue net of rebates and other discounts.
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

The following tables disaggregate net sales between product groups and geographic regions, respectively (in thousands):

	Years Ended December 31,
	2022	2021	2020
Product groups
Residential pool	$1,230,339	$1,325,284	$815,853
Commercial pool	34,037	30,888	24,442
Flow control	49,760	45,622	35,107
Total	$1,314,136	$1,401,794	$875,402
Geographic
United States	$990,196	$1,011,710	$623,598
Canada	118,663	149,140	82,916
Europe	120,857	169,949	118,913
Rest of World	84,420	70,995	49,975
Total international	323,940	390,084	251,804
Total	$1,314,136	$1,401,794	$875,402

4.Inventories
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$133,516	$124,545
Work in progress	16,467	22,669
Finished goods	133,675	86,235
Total	$283,658	$233,449
Activity in the Company’s inventory obsolescence reserve is as follows (in thousands):

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Other	Balance at End of Period
2020	$7,509	$6,770	$(575)	$290	$13,994
2021	13,994	2,654	(10,146)	—	6,502
2022	$6,502	$7,422	$(1,975)	$(63)	$11,886

5.Property, Plant, and Equipment, Net
The carrying value of property, plant, and equipment is as follows (in thousands):

	December 31,
	2022	2021
Land	$10,929	$11,469
Buildings and improvements	47,292	45,469
Machinery, tools and equipment	139,440	123,602
Construction in progress	25,407	24,270
Owned equipment	223,068	204,810
Machinery, tools and equipment	9,351	9,280
Construction in progress	1,528	—
Equipment under finance lease	10,879	9,280
Less: Accumulated depreciation	(84,119)	(67,336)
Total	$149,828	$146,754
Depreciation expense was $19.2 million, $18.8 million, and $18.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents property, plant, and equipment, net, by country (in thousands):

	December 31,
	2022	2021
United States	$113,937	$110,342
China	21,872	24,823
Canada	7,931	8,538
Spain	5,361	2,300
France	533	556
Other	194	195
Total	$149,828	$146,754

6.Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill is as follows (in thousands):

	North America	Europe & Rest of World	Total
Balance at December 31, 2020	$822,093	$98,232	$920,325
Acquisitions	6,496	—	6,496
Currency translation	502	(3,059)	(2,557)
Balance at December 31, 2021	829,091	95,173	924,264
Acquisitions	14,790	—	14,790
Currency translation	(4,273)	(2,385)	(6,658)
Balance at December 31, 2022	$839,608	$92,788	$932,396
As of November 30, 2022 the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2022 and 2021, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$411,521	$(181,018)	$230,503	$398,956	$(156,102)	$242,854
Covenant not to compete	1,475	(178)	1,297	75	—	75
Trademarks	75,201	(24,864)	50,337	71,900	(19,893)	52,007
Product technology	82,973	(27,934)	55,039	72,745	(21,635)	51,110
Total amortizable intangibles	571,170	(233,994)	337,176	543,676	(197,630)	346,046
Trademarks	736,000	—	736,000	736,000	—	736,000
Total intangible assets	$1,307,170	$(233,994)	$1,073,176	$1,279,676	$(197,630)	$1,082,046

	Estimated Useful Lives	Net Carrying Amount December 31, 2021	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2022
Customer relationships	15-20	$242,854	$17,100	$(26,942)	$—	$(2,509)	$230,503
Covenant not to compete	5	75	1,400	(178)	—	—	1,297
Trademarks	15	52,007	3,300	(4,973)	—	3	50,337
Product technology	10-20	51,110	10,228	(6,300)	—	1	55,039
Total amortizable intangibles		346,046	32,028	(38,393)	—	(2,505)	337,176
Trademarks		736,000	—	—		—	736,000
Total intangible assets		$1,082,046	$32,028	$(38,393)	$—	$(2,505)	$1,073,176

	Estimated Useful Lives	Net Carrying Amount December 31, 2020	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2021
Customer relationships	15-20	$271,462	$—	$(27,892)	$—	$(716)	$242,854
Covenant not to compete	5	—	75	—	—	—	75
Trademarks	15	54,610	2,100	(4,703)	—	—	52,007
Product technology	10-15	52,087	11,714	(6,395)	(6,319)	23	51,110
Total amortizable intangibles		378,159	13,889	(38,990)	(6,319)	(693)	346,046
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,114,159	$13,889	$(38,990)	$(6,319)	$(693)	$1,082,046
Amortization expense was $38.4 million, $39.0 million and $44.0 million (of which $6.3 million, $6.4 million and $6.1 million is included within cost of sales) for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, the weighted-average remaining lives of definite-lived intangible assets is approximately 12.6 years. The weighted-average remaining lives at December 31, 2022 for customer relationships, trademarks, product technology and covenants not to compete are approximately 13.8, 10.2, 10.1 and 4.4 years, respectively.

Estimated future amortization expense related to amortizable intangibles as of December 31, 2022 is as follows (in thousands):

2023	$37,313
2024	34,523
2025	32,012
2026	30,196
2027	27,745
Thereafter	175,387
Total	$337,176

7.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Selling, promotional and advertising	$47,511	$41,975
Employee compensation and benefits	18,955	49,552
Warranty reserve	19,652	24,174
Inventory purchases	24,154	18,606
Insurance reserve	9,987	8,842
Deferred income	7,178	8,074
Operating lease liability - short term	8,749	7,546
Business restructuring costs	2,337	1,397
Professional fees	1,543	2,027
Payroll taxes	1,404	4,522
Short term notes payable	3,056	—
Other accrued liabilities	18,757	23,663
Total	$163,283	$190,378
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
Changes in the warranty reserve are as follows (in thousands):

Balance at January 1, 2020	$14,223
Accrual for warranties issued during the period	27,576
Payments	(25,387)
Balance at December 31, 2020	16,412
Accrual for warranties issued during the period	34,686
Payments	(26,924)
Balance at December 31, 2021	24,174
Accrual for warranties issued during the period	31,753
Payments	(36,275)
Balance at December 31, 2022	$19,652

8.Income Taxes
The components of income from operations before income taxes by jurisdiction are as follows (in thousands):

	December 31,
	2022	2021	2020
United States	$184,231	$183,539	$38,721
International	50,006	76,602	19,064
Total	$234,237	$260,141	$57,785

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$38,180	$40,748	$3,219
State	9,979	11,438	3,190
International	12,076	19,544	8,389
	60,235	71,730	14,798
Deferred
Federal	(3,077)	(8,492)	1,812
State	(4,329)	(2,240)	1,065
International	2,061	(4,582)	(3,192)
	(5,345)	(15,314)	(315)
Provision for income taxes	$54,890	$56,416	$14,483
Reconciliation between the effective tax rate on income from operations and the statutory tax rate is as follows:

	December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes—net of federal benefit	1.9	2.9	5.8
International withholding taxes—net of federal benefit	0.4	—	—
GILTI	0.2	0.4	(0.3)
Research & development tax credit	(0.3)	(0.3)	(1.7)
Foreign derived intangible income (“FDII”) deduction	(0.9)	(0.8)	(1.9)
Valuation allowance	—	(1.4)	(0.7)
Stock compensation	(1.7)	(3.8)	—
Non-deductible compensation subject to 162(m) limitation	1.1	3.0	—
Permanent differences	0.2	(0.3)	0.4
International rate differential	1.7	1.2	2.2
Other	(0.2)	(0.2)	0.3
Effective tax rate	23.4%	21.7%	25.1%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax asset
Interest expense	$409	$749
Deferred compensation and stock options	3,187	3,434
Net operating loss carryforwards	3,605	4,335
Unrealized foreign exchange (gain)/loss	822	1,016
Warranty reserve	4,594	5,682
Accrued liabilities	3,434	5,908
Lease liabilities	15,339	17,515
Insurance reserve	1,458	2,218
Tax credits	2,902	2,790
Inventory	7,859	8,512
Research and development capitalization	4,717	—
Other	605	503
Total deferred tax asset	48,931	52,662
Deferred tax liability
Intangible assets	(258,929)	(268,969)
Property, plant & equipment	(20,632)	(16,653)
Other current assets	(3,443)	(2,755)
Right of use assets	(13,797)	(16,149)
Change in accounting policy	(1,532)	(3,076)
Derivatives	(8,589)	—
Deferred financing costs	(1,542)	(1,834)
Total deferred tax liability	(308,464)	(309,436)
Subtotal	(259,533)	(256,774)
Valuation allowance	(3,770)	(3,770)
Net deferred tax liability	$(263,303)	$(260,544)
Deferred taxes are reflected in the Company’s consolidated balance sheet based on tax jurisdiction as follows (in thousands):

	December 31,
	2022	2021
Deferred tax asset	$808	$1,834
Deferred tax liability	(264,111)	(262,378)
Net deferred tax liability	$(263,303)	$(260,544)
The Company has U.S. net operating loss (“NOL”) carryforwards in the amount of $12.6 million and $12.8 million as of December 31, 2022 and 2021, respectively, from historical acquisitions. The NOL carryforwards expire between 2035 and 2037. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from ownership changes in excess of 50 percent over a three-year period. The Company estimates that $10.4 million of these NOL carryforwards may be subject to limitation and potentially expire prior to their utilization. The Company maintains a valuation allowance on the portion of NOL carryforwards that may expire prior to their utilization.

In addition, the Company’s France subsidiary has NOL carryforwards totaling approximately $3.8 million and $6.6 million as of December 31, 2022 and 2021, respectively, which have no expiration.
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
The Company’s total valuation allowance of $3.8 million and $3.8 million as of December 31, 2022 and 2021, respectively, consists of U.S. NOL carryforwards and U.S. tax credits for 2022.
The following table is a roll forward of the valuation allowance applied against certain deferred tax assets (in thousands):

	Balance at Beginning of Period	Provision for Income Taxes	Deductions	Other	Balance at End of Period
2020	$8,463	$—	$(992)	$—	$7,471
2021	$7,471	$—	$(3,701)	$—	$3,770
2022	$3,770	$—	$—	$—	$3,770

It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022 and 2021, the Company has not made a provision for U.S. state tax or additional foreign withholding taxes on approximately $152.7 million for 2022 and $130.9 million for 2021 of the undistributed earnings and profits that are indefinitely reinvested. Generally, the foreign earnings previously subject to the Transition Tax in the U.S. can be distributed without additional U.S. federal tax, however any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes, if applicable, as well as certain U.S. state taxes when remitted in any given year. Such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to potential remittance from these foreign subsidiaries.
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
The following table is a reconciliation of unrecognized tax benefits including any interest and penalties (in thousands):

Balance at January 1, 2020	$297
Currency	—
Balance at December 31, 2020	297
Reduction due to statute expiration	(264)
Currency	(33)
Balance at December 31, 2021	—
Currency	—
Balance at December 31, 2022	$—

The Company files tax returns in various jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, examinations for years before 2019. The statute of limitations in non-U.S. jurisdictions generally ranges between three to four years. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, which as of December 31, 2022 and 2021 was zero. There are no uncertain tax positions as of December 31, 2022 and 2021.

9.Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
First Lien Term Facility, due May 28, 2028	$985,000	$995,000
Incremental Term Loan B, due May 28, 2028	124,688	—
ABL Revolving Credit Facility	—	—
Other bank debt	4,593	—
Finance lease obligations	6,728	7,780
Subtotal	1,121,009	1,002,780
Less: Current portion of the long-term debt	(14,531)	(12,155)
Less: Unamortized debt issuance costs	(21,423)	(17,501)
Total	$1,085,055	$973,124
Interest expense, net for the years ended December 31, 2022, 2021, and 2020 consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest expense on outstanding debt	$48,472	$46,887	$68,451
Amortization of deferred financing fees	3,271	4,005	5,417
Interest (income)	(356)	(38)	(253)
Interest expense, net	51,387	50,854	73,615
Loss on debt extinguishment	—	9,418	—
Total	51,387	60,272	73,615

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
The ABL Facility’s revolving loan commitments are $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to the Company’s Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility. As of December 31, 2022, we had approximately $208.4 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. The ABL Facility matures on June 1, 2026. The Company has the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.

On December 13, 2022, the Company entered into a fourth amendment to the Company’s First Lien Credit Agreement (the “First Lien Term Facility”), which provides for, among other things, an incremental term loan under the First Lien Term Facility in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B matures on May 28, 2028. The Incremental Term Loan B bears interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing rate (“Term SOFR”) (with a 0.50% floor) plus 3.25%. The incremental loan requires a $0.3 million repayment of principal on the last business day of each March, June, September and December.
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
The First Lien Term Facility and ABL Facility (collectively "Credit Facilities") contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the first lien net leverage ratio is less than or equal to 2.5x, to fifty percent if the first lien net leverage ratio is greater than 3.0x. All outstanding principal is due at maturity on May 28, 2028. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Facilities.
At December 31, 2022, the future principal payments of the Company’s long-term debt obligations, excluding finance lease obligations, are as follows (in thousands):

2023	$12,325
2024	12,399
2025	12,478
2026	12,390
2027	11,250
Thereafter	1,053,439
Total	$1,114,281

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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements designated as cash flow hedges to manage its interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive income, net of tax.
In the first quarter of 2022, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $500.0 million of its variable-rate debt obligations to fixed-rate debt. As of December 31, 2022 and December 31, 2021, the Company was a party to interest rate swap agreements of a notional amount of

$500.0 million and zero, respectively. A notional amount of $250.0 million matures in March 2025 and the other $250.0 million matures in January 2027.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the year ended December 31, 2022 and December 31, 2021, the Company recognized $0.1 million of income and $0.5 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location on the consolidated balance sheet of the Company’s significant derivative instruments (in thousands):

	Years Ended December 31,
	2022			2021
	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets
Interest rate swaps (1)	$—	$31,676	$—	$—	$—
Foreign exchange contracts	1,450	—	232	$410	$—
Total	$1,450	$31,676	$232	$410	$—

(1) The Company estimates that $13.9 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive income (in thousands):

	Unrealized Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI to Earnings			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2022	2021	2020	2022	2021	2020
Interest rate swaps	$23,757	$4,860	$(2,876)	$(195)	$(6,598)	$(6,612)	Interest Expense
Net investment hedge	—	1,647	(5,402)	—	—	—	N/A
Total	$23,757	$6,507	$(8,278)	$(195)	$(6,598)	$(6,612)

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
The Company’s interest rate swaps and foreign exchange contracts are measured in the financial statements at fair value on a recurring basis. The fair values of these instruments are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. These instruments are customary, over-

the-counter contracts with various bank counterparties that are not traded in active markets. Accordingly, the fair value measurements of the interest rate swaps and forward exchange contracts are categorized as Level 2.
As of December 31, 2022, the Company’s long-term debt instruments with a carrying value of $1,109.7 million had a fair value of approximately $1,071.5 million. As of December 31, 2021, the Company’s long-term debt instruments with a carrying value of $995.0 million had a fair value of approximately $991.9 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the revolving credit facility approximates its carrying value.

12.Segments and Related Information
The Company has two reportable segments to align to its key geographies and go-to market strategy: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise wide basis. Segment income is defined as segment gross profit less selling, general, and administrative expenses (“SG&A”) and RD&E. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The NAM segment manufactures and sells residential and commercial swimming pool equipment and supplies as well as equipment that controls the flow of fluids. This segment is composed of three reporting units.
The E&RW segment manufactures and sells residential and commercial swimming pool equipment and supplies. This segment is composed of two reporting units.
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment is included in the following summary (in thousands):

	Year Ended December 31, 2022
	North America	Europe & Rest of World	Total
External net sales	$1,108,859	$205,277	$1,314,136
Segment income	308,627	47,388	356,015
Capital expenditures	24,169	2,375	26,544
Depreciation and amortization	23,313	767	24,080
Intersegment sales	32,514	453	32,967

	Year Ended December 31, 2021
	North America	Europe & Rest of World	Total
External net sales	$1,160,850	$240,944	$1,401,794
Segment income	359,886	59,195	419,081
Capital expenditures	24,640	876	25,516
Depreciation and amortization	23,222	1,021	24,243
Intersegment sales	33,549	427	33,976

	Year Ended December 31, 2020
	North America	Europe & Rest of World	Total
External net sales	$706,514	$168,888	$875,402
Segment income	171,815	30,804	202,619
Capital expenditures	13,184	966	14,150
Depreciation and amortization	22,801	1,514	24,315
Intersegment sales	25,682	795	26,477

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Total segment income	$356,015	$419,081	$202,619
Corporate expense, net	30,151	53,430	20,854
Acquisition and restructuring related expense	8,162	15,030	19,317
Amortization of intangible assets in selling, general, and administrative expense	32,129	32,647	37,896
Operating income	285,573	317,974	124,552
Interest expense, net	51,387	50,854	73,615
Loss on debt extinguishment	—	9,418	—
Other (income) expense, net	(51)	(2,439)	(6,848)
Total other expense	51,336	57,833	66,767
Income from operations before income taxes	$234,237	$260,141	$57,785

13.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021	2020
Net income	$179,347	$203,725	$43,302
Deemed Dividend - Class A stock redemption (a)	—	85,541	—
Dividends paid to Class C stockholders	—	41	205
Net income attributable to Class A and common stockholders, basic (b)	179,347	118,143	43,097
Net income attributable to Class A holders, basic	—	20,640	42,762
Net income attributable to common stockholders, basic	179,347	97,503	335
Net income attributable to Class A stockholders, diluted	—	19,534	42,491
Net income attributable to common stockholders, diluted	$179,347	$98,609	$606

Weighted average number of common shares outstanding, basic	219,945,024	187,688,087	1,331,850
Effect of dilutive securities(c)	9,781,473	12,886,145	1,137,045
Weighted average number of common shares outstanding, diluted	229,726,497	200,574,232	2,468,895
Earnings per share attributable to common stockholders, basic	$0.82	$0.52	$0.25
Earnings per share attributable to common stockholders, diluted	$0.78	$0.49	$0.25
(a)This non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO.
(b)Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c)For the years ended December 31, 2022, 2021, and 2020 there were potential common shares totaling approximately 2.3 million, 1.0 million, and 4.1 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.
In connection with the IPO, all outstanding Class A and Class C shares were redeemed and/or converted into Common Stock. Subsequent to IPO and as of December 31, 2022, the Company only has Common Stock outstanding. See Note 16. Stockholders’ Equity.

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
The following lease cost is included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost (a)
Operating leases cost	$11,752	$8,637
Amortization of ROU assets	903	816
Interest on lease liabilities	250	320
Finance leases cost	1,153	1,136
Total lease cost	$12,905	$9,773
(a)With the exception of interest on lease liabilities, the Company records lease costs to cost of sales or selling, general and administrative expense on the consolidated statements of operations, depending on the use of the leased asset. Interest on lease liabilities are recorded to interest expense, net on the Consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,486	$8,341
Operating cash flows from finance leases	249	320
Financing cash flows from finance leases	1,911	1,860
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,348	$25,944
Finance leases	1,603	—

Supplemental balance sheet information related to leases as of December 31, 2022 was as follows (in     thousands):

	December 31,
	2022	2021
Operating leases
Other non-current assets	$65,495	$63,611
Accrued expenses and other liabilities	8,749	7,546
Other non-current liabilities	64,800	61,565
Total operating lease liabilities	73,549	69,111
Finance leases
Property, plant and equipment	10,879	9,280
Accumulated depreciation	(1,991)	(1,262)
Property, plant and equipment, net	8,888	8,017

Current maturities of long-term debt	2,206	2,155
Long-term debt	4,522	5,625
Total finance lease liabilities	$6,728	$7,780
Weighted average information as of December 31, 2022:

Finance leases
Remaining lease term (in years)	3.27
Discount rate	3.21%
Operating leases
Remaining lease term (in years)	10.46
Discount rate	4.42%

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$11,522	$2,254
2024	9,809	2,247
2025	8,579	1,878
2026	7,979	312
2027	7,683	307
Thereafter	47,605	77
Total lease payments	93,177	7,075
Less: interest	(19,628)	(347)
Total	$73,549	$6,728

16. Stockholders’ Equity
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
Dividends paid
For the years ended December 31, 2022 and 2021, no dividend was declared nor paid on the Common Stock. Prior to the IPO in the year ended 2021, a $41,000 dividend was paid to the Company’s Class C stockholders.
Share Repurchases
As part of the Company’s previously announced $450 million share repurchase program (the “Share Repurchase Program”), on January 24, 2022, the Company agreed to repurchase 4.08 million shares of Common Stock from certain affiliates of one of the Company’s controlling stockholders, CCMP Capital Advisors, LP (“CCMP”), at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the certain affiliates of the Company's controlling stockholders (collectively, the “Sponsors”), sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.
On May 2, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, the underwriters named therein (the “Underwriters”) and the selling stockholders listed on Schedule B thereto (the “Selling Stockholders”), relating to the underwritten offering of Common Stock from the Selling Stockholders (the “Underwritten Offering”). As part of the Share Repurchase Program, the Company agreed to purchase from the Underwriters 8 million shares being sold in the Underwritten Offering by certain affiliates of CCMP, to the Underwriters, at a price per share of approximately $13.88, for an aggregate consideration of approximately $111 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the Underwriters agreed to purchase shares from the Selling Stockholders in the Underwritten Offering. Closing of this share repurchase occurred on May 5, 2022.
On July 26, 2022, the board of directors renewed the initial authorization of its Share Repurchase Program such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450 million of its Common Stock with such authority expiring on July 26, 2025.
During the year ended December 31, 2022, the Company repurchased approximately 11.2 million shares of Common Stock in the open market at an average price per share of $13.49, for an aggregate consideration of approximately $151.3 million, as part of the Share Repurchase Program.
As of December 31, 2022 the Company has repurchased approximately 23.3 million shares of Common Stock in the open market and in privately negotiated transactions for an aggregate consideration of approximately $343.1 million under the Share Repurchase Program. As of December 31, 2022, $400 million remained available for additional share repurchases under the Share Repurchase Program.

17. Stock-based Compensation
Stock-based compensation expense recorded in the Consolidated Statements of Operations for equity-classified stock-based awards was $7.9 million, $15.0 million, and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company has established two equity incentive plans as described below.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of Common Stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of December 31, 2022, there were 11,631,006 shares available for future issuance under the 2021 Plan.
Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.
Performance-Based Restricted Stock Units
In 2022, the Company began utilizing performance-based stock units (“PSUs”) as part of its equity awards program for certain senior management and executive officers. The vesting of the PSUs is tied to organic net revenue growth and adjusted EBITDA margin, each with a relative weighting of 50%. The PSUs are measured over 3-year performance period with a minimum of 50% of the target awarded PSUs to be earned for threshold performance and a maximum of 200% of the target awarded PSUs to be earned for maximum performance. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The following table summarizes activity for performance based restricted stock units at target performance under the 2021 Plan (in thousands, except share data):

	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2021	—	$—
Granted	104,699	16.50
Forfeited	(6,638)	17.10
Vested and converted to common	—
Outstanding as of December 31, 2022	98,061	16.46
At December 31, 2022 total unrecognized compensation cost related to the performance based stock options granted under the 2021 plan is estimated to be $1.2 million, to be recognized over a weighted-average period of 2.3 years.
Time-based Stock Options

The following table summarizes activity for stock options under the 2021 Plan (in thousands, except share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,259,703	$17.21	9.21	$11,360
Granted	1,163,452	16.67
Exercised	(3,370)	17.00		2
Forfeited	(167,679)	17.14
Outstanding as of December 31, 2022	2,252,106	16.93	8.70	9
Options exercisable as of December 31, 2022	379,891	17.22	—	—
Options expected to vest as of December 31, 2022	2,252,106	$16.93	8.70	$9
The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2022	2021
Weighted average fair value per share of options granted during the year	$5.40	$6.46
Assumptions:
Risk-free interest rate	1.88%	1.07%
Expected life (years)	6	6
Expected dividend yield	—%	—%
Expected volatility	29.7%	37.5%
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public company historical volatility. The expected life was based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method,” as prescribed in SEC's Staff Accounting Bulletin (SAB) No. 107, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
At December 31, 2022, the total unrecognized compensation cost related to the stock options granted under the 2021 Plan was $7.4 million, to be recognized over a weighted-average period of 1.9 years.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2022	2021
Aggregate intrinsic value of options exercised during the year	$2	$—
Time-based Restricted Stock Units
The following table summarized activity for time based restricted stock units under the 2021 Plan (in thousands, except share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2021	177,702	$17.81
Granted	246,422	14.65
Forfeited	(35,594)	18.72
Vested and converted to common	(80,933)	17.38
Outstanding as of December 31, 2022	307,597	$15.22
At December 31, 2022, the total unrecognized compensation cost related to restricted stock units granted under the 2021 Plan was $3.0 million, to be recognized over a weighted-average period of 1.8 years.
The following table presents the weighted-average fair value of time-based restricted stock units granted during the year:

	Years Ended December 31,
	2022	2021
Weighted-average fair value of time-based restricted stock units granted	$14.65	$17.80
2017 Equity Incentive Plan
In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the issuance of stock options, restricted stock and restricted stock awards to officers, directors and employees. The stock options granted under the 2017 Plan generally have a maximum term of up to ten years. Restricted stock, restricted stock awards, and stock options granted under the 2017 Plan generally are eligible to vest based on continued service, generally over five years, or upon an initial public offering and post-initial public offering stock price performance. Due to the Company's IPO on March 12, 2021 and subsequent stock price performance, all performance-vesting conditions were satisfied on March 26, 2021.
For presentation purposes in this document the Company has recast all figures to reflect the 195-for-1 stock split in the Common Stock that occurred on March 2, 2021.
As of December 31, 2022, there were 9,519,776 outstanding options and no outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following the Company’s IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).
Time-Based Stock Options
The following table summarizes activity for time-based stock options under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,294,289	$1.29	7.28	$156,981
Granted	—	—
Exercised	(988,815)	1.26		11,774
Forfeited	(429,668)	3.42
Outstanding as of December 31, 2022	4,875,806	1.15	6.25	40,247
Options exercisable as of December 31, 2022	3,072,823	0.97	5.85	25,911
Options expected to vest as of December 31, 2022	1,802,983	$1.45	6.91	$14,336

The total intrinsic value of options exercised was $11.8 million, $19.8 million, and $1.2 million in the years ended 2022, 2021 and 2020, respectively. At December 31, 2022, the total unrecognized compensation cost related to the time-based stock options granted under the 2017 Plan was $1.8 million, to be recognized over a weighted-average period of 1.8 years.
For years in which the Company granted additional time-based stock options, under the 2017 Plan, it determined the fair value of such stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2021	2020
Weighted average fair value per share of options granted during the year	$2.14	1.02
Assumptions:
Risk-free interest rate	0.13%	0.13%
Expected life (years)	1.5	1.5
Expected dividend yield	—%	—%
Expected volatility	58.0%	58.0%
No stock options under the 2017 Plan were granted during the year ended December 31, 2022.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2022	2021	2020
Aggregate intrinsic value of options exercised during the year	$11,774	$19,792	$1,200
Stock Options with Market and Performance Conditions
The following table summarizes activity for stock options with market and performance conditions under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	5,690,332	$1.35	7.37	$141,563
Granted	—
Exercised	(1,046,362)	1.82		12,849
Forfeited	—	—
Outstanding as of December 31, 2022	4,643,970	1.25	6.41	37,863
Options exercisable as of December 31, 2022	4,643,970	1.25	6.41	37,863
Options expected to vest as of December 31, 2022	—	$—	—	$—
The performance criteria for these awards was met on March 26, 2021 due to the Company’s IPO and an average trade price over a consecutive 10- trading day period which provided a minimum return equal to two times the initial invested capital of certain former holders of Class A shares whose shares were exchanged for shares of Common Stock.
As such, all performance-based stock options vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2022, there is no remaining unrecognized compensation cost related to performance-based stock options.

For years in which the Company granted additional stock options, under the 2017 Plan, it determined the fair value of such stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2021	2020
Weighted average fair value per share of options granted during the year	$2.07	$1.04
Assumptions:
Risk-free interest rate	0.13%	0.13%
Expected life (years)	1.5	1.5
Expected dividend yield	—%	—%
Expected volatility	58.0%	58.0%
No stock options under the 2017 Plan were granted during the year ended December 31, 2022.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2022	2021	2020
Aggregate intrinsic value of options exercised during the year	$12,849	$29,206	$—
Time-Based Restricted Stock Awards
The following table summarizes activity for time-based restricted stock awards under the 2017 Plan:

	Restricted Common
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	122,891	$0.95
Granted	—	—
Forfeited	(9,770)
Vested and Converted to Common	(113,121)	0.95
Outstanding as of December 31, 2022	—
The total fair value of restricted stock awards vested was $0.1 million, $0.1 million, and $0.1 million in the years ended 2022, 2021 and 2020, respectively. At December 31, 2022, there was no remaining unrecognized compensation cost related to these awards to be recognized.
Performance-Based Restricted Stock Awards with Market and Performance Conditions
The performance criteria for these awards was met on March 26, 2021. As such, all performance-based restricted stock awards vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2022, there is no remaining unrecognized compensation cost related to performance-based restricted stock awards.

18. Retirement Plans
The Company maintains the Hayward Industries Retirement Plan (the “Retirement Plan”), a defined-contribution 401(k) plan, for substantially all of its U.S. employees. Under the Retirement Plan the Company contributes 3% of compensation as a non-elective contribution, to eligible employees, regardless of employee deferrals, and an additional non-elective contribution between 1 to 3% of compensation, based on age, for employees that were hired before January 1, 1996. To be eligible to receive the Company contribution, an employee must have been with the Company for one year and completed at least 1,000 hours of service. Additionally, the Retirement Plan allows employees to elect to defer up to 60% of his or her compensation on a pre-tax basis (not to exceed the IRS maximum), unless he or she is projected to be age 50 or older by the end of the taxable year. The Company matches 50% of each participant’s deferral contribution, in an amount up to 6% of the employee’s deferral. The Company’s contribution to the Retirement Plan was approximately $6.6 million, $6.1 million and $5.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company also maintains the nonqualified Hayward Industries Supplemental Retirement Plan (the “Supplemental Retirement Plan”). The Supplemental Retirement Plan allows key executives to contribute up to 25% of their base salary and up to 100% of their annual bonus (as defined in the Supplemental Retirement Plan). The Company matches 100% of an eligible employee’s deferral in an amount up to 9% of the employee’s eligible compensation contributed to the Supplemental Retirement Plan. The employer contributions vest immediately. The employer contribution was approximately $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities of approximately $4.4 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.

19. Acquisition and Restructuring Related Expense
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Business restructuring costs	6,215	15,030	17,671
Other restructuring costs	—	—	1,646
Acquisition transaction and integration costs	1,947	—	—
Total	$8,162	$15,030	$19,317
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of December 31, 2022, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $5.9 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $5.0 million of expense related to the relocation during the year ended December 31, 2022.
In the third quarter of 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities with initial savings commencing in the third quarter of 2022. For the twelve months ended December 31, 2022, the Company incurred $2.9 million of expense related to the cost reduction program. These include severance and employee benefit costs, as well as other direct separation benefit costs.
In the fourth quarter of 2021, the Company discontinued an early-stage product line acquired in 2018. During the year ended December 31, 2022, the Company incurred a $2.4 million gain resulting from the release of certain reserves associated with the exit of the early-stage product line in 2021. The Company has incurred associated exit costs of $7.5 million to date. Additional exit costs to be incurred in future fiscal periods related to this product discontinuance are not expected to be material.
The following tables summarize the status of the Company's restructuring related expense and related liability balances (in thousands):

	Liability as of January 1, 2022	2022 Activity			Liability as of December 31, 2022
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
One-time termination benefits	$1,035	$6,093	$(4,706)	$—	$2,422
Facility-related	27	1,098	(684)	(441)	—
Other (1)	4,374	(976)	(5,750)	2,352	—
Total	$5,436	$6,215	$(11,140)	$1,911	$2,422

(1) “Other” restructuring related activity primarily consists of a $2.4 million gain associated with the exit of an early-stage product line discontinued in 2021, partially offset by expenses pertaining to the relocation of the corporate headquarters.

	Liability as of January 1, 2021	2021 Activity			Liability as of December 31, 2021
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
One-time termination benefits	$—	$1,128	$(93)	$—	$1,035
Facility-related	—	2,105	(443)	(1,635)	27
Other	—	11,797	(39)	(7,384)	4,374
Total	$—	$15,030	$(575)	$(9,019)	$5,436

	Liability as of January 1, 2020	2020 Activity		Liability as of December 31, 2020
		Costs Recognized	Cash Payments
One-time termination benefits	$6,328	$4,016	$(10,344)	$—
Facility-related	—	11,286	(11,286)	—
Other	—	2,369	(2,369)	—
Total	$6,328	$17,671	$(23,999)	$—
Restructuring costs are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the consolidated balance sheet.
Acquisitions
On June 2, 2022, the Company acquired the specialty lighting business of Halco Lighting Technologies, LLC (“Specialty Lighting Business”). The acquired business includes a robust portfolio of lighting solutions serving the residential and commercial pool, spa, fountain, and landscape lighting market segments. The acquisition is included in our North America segment.
The net acquisition cost was $61.3 million. The purchase price was funded with proceeds from the ABL Facility and cash on hand. For the twelve months ended December 31, 2022, transaction expenses recognized for the acquisition were $1.2 million. These expenses are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations.
During the twelve months ended December 31, 2022, the Company completed its acquisition accounting for this transaction. The following table summarizes the consideration transferred and the allocation of the purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through December 31, 2022:

(in thousands)	Preliminary Allocation As of June 2, 2022		Revised Preliminary Allocation As of December 31, 2022
		Measurement Period Adjustments
Assets
Accounts receivable	3,905	—	3,905
Inventory	16,465	3,324	19,789
Other current assets	521	—	521
Property, plant and equipment	187	—	187
Goodwill	6,740	7,840	14,580
Identifiable intangible assets, net	39,350	(9,550)	29,800
Other noncurrent assets	13	—	13
Less: Liabilities assumed
Accounts payable	(6,091)	—	(6,091)
Accrued liabilities	(1,430)	—	(1,430)
Net assets acquired	59,660	1,614	61,274

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
The inclusion of the Specialty Lighting Business in our consolidated financial statements is not deemed material with respect to the requirement to provide pro forma results of operations in ASC 805. As such, pro forma information is not presented.

20. Related Party Transactions
Other than the stock repurchases from certain affiliates of CCMP described in Note 16. Stockholders’ Equity, the Company was not a party to any significant related party transactions for the year ended December 31, 2022.
For the year ended December 31, 2021, a total of $41,000 in Class C dividends were paid to certain of the Sponsors in lieu of management fees due to an arrangement prior to the IPO in which, on an annual basis, the Company incurred approximately $0.8 million for management fees and paid $0.2 million of dividends (Class C dividends) to certain of the Sponsors in cash quarterly. These arrangements were terminated upon the consummation of the IPO in the first quarter of fiscal 2021.

21. Condensed Financial Information of Registrant (Parent Company Only)
Hayward Holdings, Inc. balance sheets are as follows (in thousands, except per share data):

	December 31,
	2022	2021
Assets
Current Assets
Cash	$—	$1,878
Intercompany assets	—	—
Prepaid and other current assets	1,089	123
Total current assets	1,089	2,001
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	1,226,467	1,368,857
Total non-current assets	1,226,467	1,368,857
Total assets	$1,227,556	$1,370,858
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Intercompany liabilities	$3,430	$1,345
Accrued expenses	3	—
Short term notes payable	1,089	—
Total current liabilities	4,522	1,345
Total liabilities	4,522	1,345
Stockholders’ equity
Common stock $0.001 par value, 750,000,000 authorized; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022; 238,432,216 issued and 233,056,799 outstanding at December 31, 2021	241	238
Additional paid-in capital	1,069,878	1,058,724
Treasury stock	(357,415)	(14,066)
Retained earnings	500,222	320,875
Accumulated other comprehensive income (loss)	10,108	3,742
Total stockholders’ equity	1,223,034	1,369,513
Total liabilities, redeemable stock and stockholders’ equity	$1,227,556	$1,370,858

Hayward Holdings, Inc. statements of operations and comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Equity income in subsidiaries	$183,437	$206,396	$43,098
Selling, general, and administrative expense	4,090	3,562	—
Other expense (income), net	—	—	(204)
Income from operations before income taxes	179,347	202,834	43,302
Income tax expense (benefit)	—	(891)	—
Net income	$179,347	$203,725	$43,302
Comprehensive income, net of tax
Net income	$179,347	$203,725	$43,302
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $763, and $(1,430), respectively	(17,391)	(768)	5,196
Change in fair value of derivatives, net of tax expense (benefit) of $7,919, $1,620, and $(994), respectively	23,757	4,860	(2,876)
Comprehensive income	$185,713	$207,817	$45,622
Hayward Holdings, Inc. statement of cash flows are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4,015)	$215	$(191)
Cash flows from investing activities
Distributions received from subsidiaries	349,269	—	277,706
Capital contributions to subsidiaries	(8,078)	(341,752)	—
Net cash provided by (used in) investing activities	341,191	(341,752)	277,706
Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	377,400	—
Costs associated with Initial Public Offering	—	(26,124)	—
Purchases of common stock for treasury	(343,349)	(9,524)	(2,498)
Proceeds from issuance of short-term debt	2,994	—	—
Payments of short-term debt	(1,905)	—	—
Issuance of Class A stock	—	221	54
Distributions paid to Class A and Class C stockholders	—	—	(275,208)
Proceeds from issuance of stock	3,206	1,483	342
Dividends paid	—	(41)	(205)
Net cash (used in ) provided by financing activities	(339,054)	343,415	(277,515)

Change in cash and cash equivalents and restricted cash	(1,878)	1,878	—
Cash and cash equivalents and restricted cash, beginning of year	1,878	—	—
Cash and cash equivalents and restricted cash, end of year	$—	$1,878	$—

Basis of Presentation
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Hayward Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing the subsidiaries’ credit facilities. Under the credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets and “builder” baskets (based on 50% of cumulative adjusted “Consolidated Net Income” as defined in the credit agreements) from July 1, 2017 to the applicable date of determination (taken as one accounting period, which was $430.5 million and $311.1 million as of December 31, 2022 and December 31, 2021, respectively) and equity proceeds among other things, an unlimited amount under the asset based revolving credit agreement subject to satisfying minimum availability requirements for borrowings under the credit agreement and the absence of certain defaults, and an unlimited amount under the term loan credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, due to the material weaknesses in internal control over financial reporting as described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, management determined that the following material weaknesses existed:
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
In addition, this material weakness contributed to the following additional material weaknesses:
•We did not design and maintain control activities to adequately address identified risks or evidence of performance, or to operate at a sufficient level of precision that would identify material misstatements to our consolidated financial statements.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain:
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
These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
None of the above material weaknesses have resulted in material misstatements to our annual or interim financial statements. However, they could result in misstatements of our account balances or disclosures that would result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.
Based on these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.
Remediation Plan for Material Weaknesses
During the year ended December 31, 2022, the Company continued taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. The Company has: (i) enhanced the internal control environment to address the three aforementioned material weaknesses; (ii) implemented IT general controls specific to key information systems that are relevant to the preparation of our consolidated financial statements, including user access review; and (iii) implemented business process controls over all significant business processes, including implementing appropriate level of precision.
The following additional remediation activities remain to be undertaken: (i) ensure that IT general controls are being consistently operated and evidenced such that persuasive evidence is obtained that the IT general controls are effective and sustainable; (ii) ensure that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced; and (iii) ensure controls are fully evidenced to address segregation of duties risks that could present a reasonable possibility of material misstatements.
Management believes the measures described above, once implemented and tested, will remediate the material weaknesses identified and strengthen the Company’s internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to review, optimize and enhance financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, it may take additional measures to address control deficiencies, or may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information concerning compliance Section 16(a) of the Exchange Act, the audit committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16 Reports,” “Corporate Governance—Board Committees,” “Corporate Governance—Membership and Functions of the Committees of the Board,” “Corporate Governance—Code of Ethics for Senior Executive and Financial Officers and Business Conduct Policy” and “Board of Directors,” in our definitive proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (except for the information under the subheading “Pay versus Performance”), “Corporate Governance—Non-Employee Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference. The information set forth under the caption “Compensation Committee Report” in our definitive proxy statement for the 2023 annual meeting of stockholders is furnished herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference.
The table below contains information as of December 31, 2022, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding) Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,177,540	$4.21	11,631,006
Equity compensation plans not approved by security holders	—	—	—
Total	12,177,540	$4.21	11,631,006

(1) Column (b) relates to stock options and does not include any exercise price for restricted share awards and restricted stock units because the value of such equity awards is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning transactions with related persons and the independence of our directors is set forth under the captions, “Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Hayward Holdings, Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on January 13, 2023 and incorporated herein by reference.
4.1
Amended and Restated Stockholders’ Agreement, by and among Hayward Holdings, Inc., CCMP Capital Investors III, L.P., CCMP Capital Investors III (Employee), L.P., MSD Aqua Partners, LLC, PE16PX Rocky Mountain Ltd., PE16GV Rocky Mountain Ltd. and certain other stockholders (previously filed as Exhibit 4.1 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

4.2	Form of Common Stock Certificate (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
4.3	Description of Registered Securities (previously filed as Exhibit 4.3 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference)
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

10.4
Amendment No. 3 to First Lien Credit Agreement, dated May 28, 2021, by and among Hayward Industries, Inc., the Released Parties (as defined therein), Bank of America, N.A., as administrative agent and collateral agent, and the Refinancing Term Loan Lenders (as defined therein) (previously filed as Exhibit 10.4 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.5
Amendment No. 4 to First Lien Credit Agreement, dated December 13, 2022, by and among Hayward Industries, Inc., and Bank of America, N.A., as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Form 8-K filed on December 15, 2022 and incorporated herein by reference).

10.6
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

10.7
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

10.8
Amendment No. 2 to ABL Credit Agreement, dated June 1, 2021, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto (previously filed as Exhibit 10.7 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.9*
Amendment No. 3 to ABL Credit Agreement, dated October 7, 2022, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto.

10.10+
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

10.18+	Form of Performance Stock Unit Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).
10.19+	Hayward Holdings, Inc. 2021 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.20+	Hayward Holdings, Inc. 2021 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.21+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Kevin Holleran, dated March 2, 2021 (previously filed as Exhibit 10.21 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.22+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Eifion Jones, dated March 2, 2021 (previously filed as Exhibit 10.22 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.23+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Rick Roetken, dated March 2, 2021 (previously filed as Exhibit 10.23 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.24+	Employment Agreement between Hayward Iberica and Fernando Blasco, dated March 8, 2019 (previously filed as Exhibit 10.25 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).
10.25*+	Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Susan Canning, dated May 12, 2021.
10.26*+	Employment Agreement, by and among Hayward Industries, Inc., the Registrant and John Collins, dated May 16, 2022.
10.27+	Form of Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.28+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.

+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and             Item 601 of Regulation S-K of the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY
None.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.
HAYWARD HOLDINGS, INC.
By: /s/ Eifion Jones
Eifion Jones
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Holleran	President and	February 28, 2023
Chief Executive Officer
Kevin Holleran	(Principal Executive Officer) and Director
/s/ Eifion Jones	Senior Vice President and	February 28, 2023
Chief Financial Officer
Eifion Jones	(Principal Financial Officer)
/s/ Billy Emory	Vice President and
	Chief Accounting Officer	February 28, 2023
Billy Emory	(Principal Accounting Officer)
/s/ Christopher Bertrand	Director	February 28, 2023
Christopher Betrand*
/s/ Greg Brenneman	Director	February 28, 2023
Greg Brenneman*
/s/ Kevin D. Brown	Director	February 28, 2023
Kevin D. Brown*
/s/ Diane Dayhoff	Director	February 28, 2023
Diane Dayhoff*
/s/ Stephen Felice	Director	February 28, 2023
Stephen Felice*

/s/ Mark McFadden	Director	February 28, 2023
Mark McFadden*
/s/ Lawrence Silber	Director	February 28, 2023
Lawrence Silber*
/s/ Arthur Soucy	Director	February 28, 2023
Arthur Soucy*
/s/ Lori Walker	Director	February 28, 2023
Lori Walker*
/s/ Timothy Walsh	Director	February 28, 2023
Timothy Walsh*
/s/ Ed Ward	Director	February 28, 2023
Ed Ward*
*By: /s/ Susan M. Canning
Susan M. Canning, Attorney-in-Fact