Form 10-Q
period 2023-04-01
Hayward Holdings, Inc.
filed 2023-05-04
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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

The registrant had outstanding 212,807,774 shares of common stock as of May 2, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hayward Holdings, Inc. (the “Company,” “we” or “us”) contains certain “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.
Examples of forward-looking statements include, among others, statements we make regarding: our financial position; business plans and objectives; general economic and industry trends; business prospects; future product development and acquisition strategies; future channel stocking levels; growth and expansion opportunities; operating results; and working capital and liquidity. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.
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
• our reliance on information technology systems and susceptibility to threats to those systems, including cybersecurity threats, and risks arising from our collection and use of personal information data;

• regulatory changes and developments affecting our current and future products;
• volatility in currency exchange rates and interest rates;
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
• uncertainties of the pace of distribution channel destocking and its impact on sales volumes;
• our ability to realize cost savings from restructuring activities;
• our and our customers’ ability to manage product inventory in an effective and efficient manner; and
• other factors set forth in the respective “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	April 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$41,027	$56,177
Accounts receivable, net of allowances of $4,088 and $3,937, respectively	308,274	209,109
Inventories, net	274,682	283,658
Prepaid expenses	8,641	14,981
Income tax receivable	27,847	27,173
Other current assets	17,903	21,186
Total current assets	678,374	612,284
Property, plant, and equipment, net of accumulated depreciation of $88,543 and $84,119, respectively	151,782	149,828
Goodwill	933,044	932,396
Trademark	736,000	736,000
Customer relationships, net	224,396	230,503
Other intangibles, net	103,685	106,673
Other non-current assets	98,412	107,329
Total assets	$2,925,693	$2,875,013
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of the long-term debt	$14,570	$14,531
Accounts payable	56,099	54,022
Accrued expenses and other liabilities	124,384	163,283
Income taxes payable	—	574
Total current liabilities	195,053	232,410
Long-term debt, net	1,169,114	1,085,055
Deferred tax liabilities, net	261,985	264,111
Other non-current liabilities	69,422	70,403
Total liabilities	1,695,574	1,651,979
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of April 1, 2023 and December 31, 2022	—	—
Common stock $0.001 par value, 750,000,000 authorized; 241,441,438 issued and 212,775,069 outstanding at April 1, 2023; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022	242	241
Additional paid-in capital	1,072,494	1,069,878
Common stock in treasury; 28,666,369 and 28,666,369 at April 1, 2023 and December 31, 2022, respectively	(357,424)	(357,415)
Retained earnings	508,632	500,222
Accumulated other comprehensive income	6,175	10,108
Total stockholders’ equity	1,230,119	1,223,034
Total liabilities, redeemable stock, and stockholders’ equity	$2,925,693	$2,875,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$210,136	$410,460
Cost of sales	112,245	220,066
Gross profit	97,891	190,394
Selling, general, and administrative expense	54,887	68,857
Research, development, and engineering expense	5,977	5,236
Acquisition and restructuring related expense	1,563	2,271
Amortization of intangible assets	7,617	7,610
Operating income	27,847	106,420
Interest expense, net	19,361	9,562
Other (income) expense, net	(759)	(514)
Total other expense	18,602	9,048
Income from operations before income taxes	9,245	97,372
Provision for income taxes	835	23,340
Net income	$8,410	$74,032

Earnings per share
Basic	$0.04	$0.32
Diluted	$0.04	$0.30

Weighted average common shares outstanding
Basic	212,523,221	232,271,684
Diluted	220,501,177	243,143,149

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	April 1, 2023			April 2, 2022
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$8,410			$74,032
Other comprehensive income (loss):
Foreign currency translation adjustments	1,621	—	1,621	(360)	—	(360)
Change in fair value of derivatives	(7,405)	1,851	(5,554)	11,297	(2,824)	8,473
Comprehensive income			$4,477			$82,145

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	8,410	—	8,410
Stock-based compensation	—	—	2,047	—	—	—	2,047
Issuance of Common Stock for compensation plans	912,288	1	569	—	—	—	570
Repurchase of stock	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(3,933)	(3,933)
Balance as of April 1, 2023	212,775,069	$242	$1,072,494	$(357,424)	$508,632	$6,175	$1,230,119

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,807)	—	—	(80,807)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net income	$8,410	$74,032
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	4,362	4,840
Amortization of intangible assets	9,254	9,097
Amortization of deferred debt issuance fees	1,090	825
Stock-based compensation	2,047	1,641
Deferred income taxes	(328)	(4,722)
Allowance for bad debts	145	3,051
Loss on disposal of property, plant and equipment	32	53
Changes in operating assets and liabilities
Accounts receivable	(98,802)	(144,045)
Inventories	9,933	(28,131)
Other current and non-current assets	8,150	10,234
Accounts payable	1,855	8,015
Accrued expenses and other liabilities	(37,030)	8,170
Net cash used by operating activities	(90,882)	(56,940)

Cash flows from investing activities
Purchases of property, plant, and equipment	(6,239)	(7,329)
Acquisitions, net of cash acquired	—	(177)
Net cash used by investing activities	(6,239)	(7,506)

Cash flows from financing activities
Purchase of common stock for treasury	(9)	(80,927)
Payments of short-term notes payable	(2,214)	—
Payments of long-term debt	(3,074)	(2,500)
Proceeds from revolving credit facility	139,200	—
Payments on revolving credit facility	(52,500)	—
Other, net	367	421
Net cash provided by (used by) financing activities	81,770	(83,006)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	201	(187)
Change in cash and cash equivalents and restricted cash	(15,150)	(147,639)
Cash and cash equivalents and restricted cash, beginning of period	56,177	265,796
Cash and cash equivalents and restricted cash, end of period	$41,027	$118,157

Supplemental disclosures of cash flow information
Cash paid-interest	$18,898	$8,477
Cash paid-income taxes	2,384	9,713

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first quarter of 2023 is April 1, compared to the respective April 2, 2022 date. We had one fewer working day in the three months ended April 1, 2023 than in the respective 2022 period.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022. The results of operations for the three months ended April 1, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued additional guidance deferring the sunset date of Topic 848 until December 31, 2024. The Company is currently in the process of transitioning the variable interest rate provisions included in its remaining agreements that have reference rates to be discontinued before the sunset date of December 31, 2024. The Company will apply the guidance to impacted transactions during the transition period. The Company does not anticipate the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Product groups
Residential pool	$190,167	$389,632
Commercial pool	8,663	9,154
Industrial flow control	11,306	11,674
Total	$210,136	$410,460

Geographic
United States	$150,581	$299,064
Canada	12,123	47,232
Europe	29,210	44,841
Rest of World	18,222	19,323
Total international	59,555	111,396
Total	$210,136	$410,460

4. Inventories
Inventories, net, consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Raw materials	$131,614	$133,516
Work in progress	15,692	16,467
Finished goods	127,376	133,675
Total	$274,682	$283,658

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Selling, promotional and advertising	$33,145	$47,511
Warranty reserve	18,000	19,652
Inventory purchases	16,741	24,154
Employee compensation and benefits	14,395	18,955
Insurance reserve	9,072	9,987
Operating lease liability - short term	8,538	8,749
Deferred income	3,443	7,178
Professional fees	2,218	1,543
Short-term notes payable	842	3,056
Payroll taxes	519	1,404
Business restructuring costs	497	2,337
Other accrued liabilities	16,974	18,757
Total	$124,384	$163,283

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	$18,000

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	$27,188

Warranty expenses for the three months ended April 1, 2023 and April 2, 2022 were $5.4 million and $9.4 million, respectively.

6. Income Taxes
The Company’s effective tax rate for the three months ended April 1, 2023 and three months ended April 2, 2022 was 9.0% and 24.0%, respectively. The change in the Company’s effective tax rate was primarily due to decreased income from operations and a discrete tax benefit from the exercise of stock options.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at April 1, 2023 or April 2, 2022.
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

7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	April 1, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$982,500	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	124,375	124,688
ABL Revolving Credit Facility	86,700	—
Other bank debt	4,334	4,593
Finance lease obligations	6,314	6,728
Subtotal	1,204,223	1,121,009
Less: Current portion of the long-term debt	(14,570)	(14,531)
Less: Unamortized debt issuance costs	(20,539)	(21,423)
Total	$1,169,114	$1,085,055

The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company's ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to 50 percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company does not have a mandatory prepayment for 2023 based on the First Lien Leverage Ratio as of December 31, 2022 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The initial maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of April 1, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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
In the three months ended April 1, 2023, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $100.0 million of its variable-rate debt obligations to fixed-rate debt. As of April 1, 2023 and April 2, 2022, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million and $500.0 million, respectively.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended April 1, 2023 and April 2, 2022, the Company recognized $0.7 million of expense and $1.1 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities
	April 1, 2023			December 31, 2022
Interest rate swaps	$—	$24,271	$—	$—	$31,676	$—
Foreign exchange contracts	861	—	328	1,450	—	232
Total	$861	$24,271	$328	$1,450	$31,676	$232

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest rate swaps (1)	$(5,554)	$8,473	$3,036	$(575)	Interest expense, net

(1) The Company estimates that $13.4 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.

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
The Company’s interest rate swaps and foreign exchange contracts are measured in the financial statements at fair value on a recurring basis. The fair values of these instruments are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. These instruments are customary, over-the-counter contracts with various bank counterparties that are not traded in active markets. Accordingly, the fair value measurements of the interest rate swaps and foreign exchange contracts are categorized as Level 2.
As of April 1, 2023, the Company’s long-term debt instruments had a carrying value of $1,106.9 million (excluding finance leases, the ABL Facility, and other bank debt) and a fair value of approximately $1,075.1 million. As of December 31, 2022, the Company’s long-term debt instruments had a carrying value of $1,109.7 million and a fair value of approximately $1,071.5 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment gross profit less cost of sales, segment selling, general, and administrative expenses (“SG&A”) and research, development, and engineering expense (“RD&E”), excluding segment acquisition and restructuring related expense as well as amortization of intangible assets recorded within segment SG&A expense. The accounting policies of the segments are the same as those of Holdings.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended			Three Months Ended
	April 1, 2023			April 2, 2022
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$162,704	$47,432	$210,136	$346,296	$64,164	$410,460
Segment income	33,276	9,850	43,126	108,611	16,969	125,580
Capital expenditures (1)	5,912	186	6,098	5,586	962	6,548
Depreciation and amortization (1)	5,725	217	5,942	5,821	169	5,990
Intersegment sales	4,723	6	4,729	13,124	172	13,296

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals. Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Total segment income	$43,126	$125,580
Corporate expense, net	6,099	9,279
Acquisition and restructuring related expense	1,563	2,271
Amortization of intangible assets	7,617	7,610
Operating income	27,847	106,420
Interest expense, net	19,361	9,562
Other (income) expense, net	(759)	(514)
Total other expense	18,602	9,048
Income from operations before income taxes	$9,245	$97,372

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income attributable to common stockholders	$8,410	$74,032

Weighted average number of common shares outstanding, basic	212,523,221	232,271,684
Effect of dilutive securities(a)	7,977,956	10,871,465
Weighted average number of common shares outstanding, diluted	220,501,177	243,143,149

Earnings per share attributable to common stockholders, basic	$0.04	$0.32
Earnings per share attributable to common stockholders, diluted	$0.04	$0.30
(a) For the three months ended April 1, 2023 and April 2, 2022 there were potential common shares totaling approximately 2.5 million and 1.6 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of April 1, 2023, the Company does not have any significant pending litigation.
13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$468	$8,385
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	April 1, 2023	December 31, 2022
Operating leases
Other non-current assets	$63,800	$65,495
Accrued expenses and other liabilities	8,538	8,749
Other non-current liabilities	63,294	64,800
Total operating lease liabilities	71,832	73,549

Finance leases
Property, plant and equipment	10,886	10,879
Accumulated depreciation	(2,177)	(1,991)
Property, plant and equipment, net	8,709	8,888

Current maturities of long-term debt	2,224	2,206
Long-term debt	4,090	4,522
Total finance lease liabilities	$6,314	$6,728

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
Dividends paid

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended April 1, 2023 and April 2, 2022 no dividends were declared nor paid to the Company’s common stockholders.
Share Repurchase Program
The board of directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended April 1, 2023. As of April 1, 2023, $400.0 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three months ended April 1, 2023 and April 2, 2022 was $2.0 million, and $1.6 million, respectively.
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
Options granted under the 2021 Plan expire no later than ten years from the date of grant. Options and time-based restricted stock units granted under the 2021 Plan generally vest ratably over a three-year period and performance-based restricted stock units vest at the end of three years subject to the performance criteria.
During the three months ended April 1, 2023, the Company granted 737,907 options, 406,157 time-based restricted stock units and 147,792 performance-based restricted stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $4.73, $11.81 and $11.81 respectively.

The Company determined the fair value of granted stock options at the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes option-pricing model for the stock options granted on March 2, 2023 were as follows:

March 2, 2023
Risk-free interest rate	4.28%
Expected life in years	6
Expected dividend yield	—%
Expected volatility	32.46%
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Business restructuring costs	$1,563	$2,271
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of April 1, 2023, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $5.9 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $0.3 million of expense related to the relocation during the three months ended April 1, 2023.
During the third quarter of 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities with initial savings commencing in the third quarter of 2022. For the three months ended April 1, 2023, the Company incurred $0.8 million of expense related to the cost reduction program. These include severance and employee benefit costs, as well as other direct separation benefit costs.

The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of April 1, 2023
One-time termination benefits	$2,422	$1,074	$(2,999)	$497
Facility-related	—	143	(143)	—
Other	—	346	(336)	10
Total	$2,422	$1,563	$(3,478)	$507

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Liability as of April 2, 2022
One-time termination benefits	$1,035	$554	$(677)	$912
Facility-related	27	35	(62)	—
Other (1)	4,374	1,682	(3,568)	2,488
Total	$5,436	$2,271	$(4,307)	$3,400

(1) “Other” restructuring related expense primarily consists of expenses pertaining to the relocation of the corporate headquarters.
Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheets.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

17. Related-Party Transactions
During the three months ended April 1, 2023, the Company did not incur any significant related party transactions.
During the three months ended April 2, 2022, as part of the Company’s previously announced $450 million share repurchase program, on January 24, 2022, the Company agreed to repurchase 4.08 million shares of common stock from certain affiliates of one of the Company’s then-controlling stockholders, CCMP Capital Advisors, LP (“CCMP”), at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which certain affiliates of the Company's then-controlling stockholders sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.

18. Subsequent Events
As of May 1, 2023, we had repaid in full the $86.7 million outstanding as of April 1, 2023 under the ABL Revolving Credit Facility and had no borrowings outstanding under the ABL Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended April 1, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

Our Company
The Company is an industry-leading global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools), innovation-led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things and energy efficient models are a primary growth driver for our business.
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
The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China, and other facilities in the United States, Canada, France, and Australia.

Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its reportable segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources.
The NAM segment manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States and Canada and manufactures and sells flow control products.
The E&RW segment manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.
NAM accounted for 77% and 84% of total net sales for the three months ended April 1, 2023 and April 2, 2022, respectively, and E&RW accounted for 23% and 16% of total net sales for the three months ended April 1, 2023 and April 2, 2022, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three months ended April 1, 2023 and the three months ended April 2, 2022 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first quarter of 2023 is April 1, compared to the respective

April 2, 2022 date. This resulted in one fewer working day in the three months ended April 1, 2023 compared to the three months ended April 2, 2022. Throughout this discussion we may refer to the three months ended April 1, 2023 and the three months ended April 2, 2022 as the “First Quarter” and “Comparable Quarter,” respectively.
Impact of COVID-19
Residential pool equipment sales increased during the first two years of the COVID-19 pandemic. This increase in demand was experienced broadly across all of our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that during this period, the pandemic reinforced existing pool industry growth trends, as well as partially accelerated demand due to the impact of longer lead times that resulted from supply chain shortages. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-fueled demand trends have somewhat abated and the industry has returned to more normalized historical seasonal trends.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “early buy” program, which features a price discount and extended payment terms. Under the early buy program for 2022, we generally shipped products during October 2022 through March 2023 and will receive payments for these shipments during February through July 2023. The favorable payment terms extended as part of the early buy program generally do not exceed 120 days, except for the frost belt region in which payments are due May 1 of each year. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early buy extended terms and increases through June due to higher sales in the second quarter. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Macroeconomic Factors on Variable Rate Indebtedness
Rising interest rates resulting from central banks’ efforts to combat macroeconomic price inflation has caused increases in the cost to service our variable rate indebtedness. The Company limits its exposure to these risks by following established risk management policies and procedures, including the use of derivatives. The Company uses interest rate swaps to manage the exposure to changes in rates and the related cost of debt.

Key Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, selling, general, and administrative expense (“SG&A”), research, development, and engineering expense (“RD&E”), operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income, and adjusted segment income margin.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see “— Non-GAAP Reconciliation.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three months ended April 1, 2023 and April 2, 2022 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$210,136	$410,460
Cost of sales	112,245	220,066
Gross profit	97,891	190,394
Selling, general, and administrative expense	54,887	68,857
Research, development, and engineering expense	5,977	5,236
Acquisition and restructuring related expense	1,563	2,271
Amortization of intangible assets	7,617	7,610
Operating income	27,847	106,420
Interest expense, net	19,361	9,562
Other (income) expense, net	(759)	(514)
Total other expense	18,602	9,048
Income from operations before income taxes	9,245	97,372
Provision for income taxes	835	23,340
Net income	$8,410	$74,032
Adjusted EBITDA (a)	$44,929	$126,249
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales decreased to $210.1 million for the three months ended April 1, 2023 from $410.5 million for the three months ended April 2, 2022, a decrease of $200.4 million or 48.8%. See the segment discussion below for further information.

Year-over-year net sales decrease was driven by the following:

Three Months Ended
April 1, 2023
Volume	(54.0)%
Price, net of discounts and allowances	4.6%
Acquisitions	1.1%
Currency and other	(0.5)%
Total	(48.8)%
The decrease in net sales for the three months ended April 1, 2023 was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking as supply chain pressures ease and lead times normalize. The moderating of end market demand trends, geopolitical factors in Europe and poor weather conditions in certain markets also contributed to the decline in volume.
Gross profit and Gross profit margin
Gross profit decreased to $97.9 million for the three months ended April 1, 2023 from $190.4 million for the three months ended April 2, 2022, a decrease of $92.5 million or 48.6%.
Gross profit margin increased to 46.6% for the three months ended April 1, 2023 compared to 46.4% for the three months ended April 2, 2022, an increase of 20 basis points, primarily due to the net price increase discussed above, and managing our manufacturing costs, including the cost base as well as the ease of inflation in both commodities and freight. The Comparable Quarter experienced heightened manufacturing costs, specifically in freight and overhead, resulting from escalated and expedited production activity to meet customer demand.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) decreased to $54.9 million for the three months ended April 1, 2023 from $68.9 million for the three months ended April 2, 2022, a decrease of $14.0 million or 20.3%, primarily as a result of cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022, as well as decreased warranty expenses and bad debt expense.
As a percentage of net sales, SG&A increased to 26.1% for the three months ended April 1, 2023 as compared to 16.8% for three months ended April 2, 2022, an increase of 930 basis points driven by reduced operating leverage.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $6.0 million for the three months ended April 1, 2023 compared with $5.2 million for the three months ended April 2, 2022.
As a percentage of net sales, RD&E was 2.8% for the three months ended April 1, 2023 compared to 1.3% for the three months ended April 2, 2022, an increase of 150 basis points driven by reduced operating leverage.
Acquisition and restructuring related expense
For the three months ended April 1, 2023, we incurred $1.6 million of acquisition and restructuring related expense as compared to $2.3 million of expense for the three months ended April 2, 2022. The expense in the First Quarter was primarily related to severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022 as well as costs associated with the relocation of the corporate headquarters from New Jersey to North Carolina, compared to the Comparable Quarter which was primarily related to the corporate headquarters relocation.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three months ended April 1, 2023, amortization of intangible assets remained effectively flat compared to the Comparable Quarter.

Operating income
For the three months ended April 1, 2023, operating income decreased $78.6 million due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, increased to $19.4 million for the three months ended April 1, 2023 from $9.6 million for the three months ended April 2, 2022.
Interest expense for the three months ended April 1, 2023 consisted of $18.5 million of interest on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $0.2 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.71% for the three months ended April 1, 2023.
Interest expense for the three months ended April 2, 2022 consisted of $8.8 million of interest on the outstanding debt and $0.8 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 3.59% for the three months ended April 2, 2022.
Interest expense increased by $9.8 million for the First Quarter compared to the Comparable Quarter, primarily due to variable rate increases on the Company’s First Lien Term Facility and outstanding borrowings on the ABL Revolving Credit Facility, partially offset by decreased interest expense on the interest rate swaps.
Provision for income taxes
We incurred income tax expense of $0.8 million for the three months ended April 1, 2023 compared to an income tax expense of $23.3 million for the three months ended April 2, 2022, a decrease of $22.5 million or 96.4%. This was primarily due to decreased income from operations and a discrete tax benefit resulting from the exercise of stock options.
The decrease in the Company’s effective tax rate from 24.0% for three months ended April 2, 2022 to 9.0% for the three months ended April 1, 2023 was primarily due to decreased income from operations and a discrete tax benefit resulting from the exercise of stock options.
Net income
As a result of the foregoing, net income decreased $65.6 million for the three months ended April 1, 2023.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA decreased to $44.9 million for the three months ended April 1, 2023 from $126.2 million for the three months ended April 2, 2022, a decrease of $81.3 million or 64.4%, driven primarily by lower net sales resulting in a decrease in gross profit of $92.5 million.
Adjusted EBITDA margin decreased to 21.4% for the three months ended April 1, 2023 compared to 30.8% for the three months ended April 2, 2022, a decrease of 940 basis points, primarily driven by lower operating leverage.
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
Segment income represents net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric:

(Dollars in thousands)	Three Months Ended			Three Months Ended
	April 1, 2023			April 2, 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$210,136	$162,704	$47,432	$410,460	$346,296	$64,164
Gross profit	$97,891	$79,013	$18,878	$190,394	$163,057	$27,337
Gross profit margin %	46.6%	48.6%	39.8%	46.4%	47.1%	42.6%

Income from operations before income taxes	$9,245			$97,372
Expenses not allocated to segments
Corporate expense	6,099			9,279
Acquisition and restructuring related expense	1,563			2,271
Amortization of intangible assets	7,617			7,610
Interest expense, net	19,361			9,562
Other (income) expense, net	(759)			(514)
Segment income (a)	$43,126	$33,276	$9,850	$125,580	$108,611	$16,969
Segment income margin %	20.5%	20.5%	20.8%	30.6%	31.4%	26.4%
Adjusted segment income (a)	$49,339	$39,261	$10,078	$132,610	$114,223	$18,387
Adjusted segment income margin % (b)	23.5%	24.1%	21.2%	32.3%	33.0%	28.7%
(a) Consolidated segment income is a non-GAAP measure.
(b) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$162,704	$346,296
Gross profit	$79,013	$163,057
Gross profit margin %	48.6%	47.1%
Segment income	$33,276	$108,611
Segment income margin %	20.5%	31.4%
Adjusted segment income (a)	$39,261	$114,223
Adjusted segment income margin % (a)	24.1%	33.0%
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales decreased to $162.7 million for the three months ended April 1, 2023 from $346.3 million for the three months ended April 2, 2022, a decrease of $183.6 million or 53.0%.
Year-over-year net sales decrease was driven by the following factors:

Three Months Ended
April 1, 2023
Volume	(58.7)%
Price, net of allowances and discounts	4.6%
Acquisitions	1.3%
Currency and other	(0.2)%
Total	(53.0)%
This decrease for the three months ended April 1, 2023 was primarily the result of a decline in volume, partially offset by increases in price, as well as the favorable impact of acquisitions. The decline in volume was primarily driven by distribution channel destocking as supply chain pressures ease and lead times normalize, the moderation of end market demand trends, and adverse weather conditions in certain markets.
Gross profit and Gross profit margin
Gross profit decreased to $79.0 million for the three months ended April 1, 2023 from $163.1 million for the three months ended April 2, 2022, a decrease of $84.1 million or 51.5%.
Gross profit margin increased to 48.6% for the three months ended April 1, 2023 from 47.1% for the three months ended April 2, 2022, an increase of 148 basis points. Gross margin increased due to the net price increase discussed above, and managing our manufacturing costs, which reduced the under absorption impact from lower operating leverage. The Comparable Quarter experienced heightened manufacturing costs, specifically in freight and overhead, resulting from escalated and expedited production activity to meet customer demand.
Segment income and Segment income margin
Segment income decreased to $33.3 million for the three months ended April 1, 2023 from $108.6 million for the three months ended April 2, 2022, a decrease of $75.3 million or 69.4%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense.
Segment income margin decreased to 20.5% for the three months ended April 1, 2023 from 31.4% for the three months ended April 2, 2022, a decrease of 1,091 basis points.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $39.3 million for the three months ended April 1, 2023 from $114.2 million for the three months ended April 2, 2022, a decrease of $74.9 million or 65.6%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 24.1% for the three months ended April 1, 2023 from 33.0% for the three months ended April 2, 2022, a decrease of 885 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$47,432	$64,164
Gross profit	$18,878	$27,337
Gross profit margin %	39.8%	42.6%
Segment income	$9,850	$16,969
Segment income margin %	20.8%	26.4%
Adjusted segment income (a)	$10,078	$18,387
Adjusted segment income margin % (a)	21.2%	28.7%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $47.4 million for the three months ended April 1, 2023 from $64.2 million for the three months ended April 2, 2022, a decrease of $16.8 million or 26.1%.
Year-over-year net sales decrease was driven by the following:

Three Months Ended
April 1, 2023
Volume	(28.4)%
Price, net of allowances and discounts	4.7%
Currency and other	(2.4)%
Total	(26.1)%
The decrease in net sales was primarily due to a decline in volume and an unfavorable impact of foreign currency translation, partially offset by the favorable impact of price increases. The decline in volume is driven by distribution channel destocking as well as geopolitical factors and macroeconomic uncertainty.
Gross profit and Gross profit margin
Gross profit decreased to $18.9 million for the three months ended April 1, 2023 from $27.3 million for the three months ended April 2, 2022, a decrease of $8.4 million or 30.9%.
Gross profit margin decreased to 39.8% for the three months ended April 1, 2023 from 42.6% for the three months ended April 2, 2022, a decrease of 280 basis points, primarily driven by the inflationary impact on utilities and wages followed by the decline in volume resulting in lower operating leverage and the impact of obsolescence reserves.
Segment income and Segment income margin
Segment income decreased to $9.9 million for the three months ended April 1, 2023 from $17.0 million for the three months ended April 2, 2022, a decrease of $7.1 million or 42.0%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense.
Segment income margin decreased by 568 basis points from 26.4% for the three months ended April 2, 2022 to 20.8% for the three months ended April 1, 2023, resulting from decreased gross profit margin as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $10.1 million for the three months ended April 1, 2023 from $18.4 million for the three months ended April 2, 2022, a decrease of $8.3 million or 45.2%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation.” below.
Adjusted segment income margin decreased to 21.2% for the three months ended April 1, 2023 from 28.7% for the three months ended April 2, 2022, a decrease of 741 basis points.

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
EBITDA is defined as earnings before interest (including amortization of debt costs and loss on extinguishment of debt), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Consolidated segment income represents net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. Adjusted segment income is defined as segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.
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
EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, consolidated segment income, adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, consolidated segment income, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA and adjusted segment income should not be construed as an inference that our future results will be unaffected by these items.

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three months ended April 1, 2023 and April 2, 2022:

(Dollars in thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$8,410	$74,032
Depreciation	4,362	4,840
Amortization	9,254	9,097
Interest expense	19,361	9,562
Income taxes	835	23,340
EBITDA	42,222	120,871
Stock-based compensation (a)	357	937
Currency exchange items (b)	(74)	(729)
Acquisition and restructuring related expense, net (c)	1,563	2,271
Other (d)	861	2,899
Total Adjustments	2,707	5,378
Adjusted EBITDA	$44,929	$126,249
Adjusted EBITDA margin	21.4%	30.8%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”), whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the historical presentation, the stock-based compensation adjustment for the three months ended April 1, 2023 would have been an expense of $2.0 million.

(b)	Represents unrealized non-cash losses (gains) on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended April 1, 2023 are primarily driven by $0.8 million of separation costs associated with the enterprise cost reduction program initiated in 2022, $0.3 million of integration costs from prior acquisitions and $0.3 million of costs associated with the relocation of the corporate headquarters. Adjustments in the three months ended April 2, 2022 primarily includes costs associated with the relocation of the corporate headquarters.
(d)	Adjustments in the three months ended April 1, 2023 primarily includes $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and $0.4 million of costs incurred related to the selling stockholder offering of shares in March 2023. Adjustments in the three months ended April 2, 2022 are primarily driven by $1.2 million of bad debt write-offs for certain customers in Russia and Ukraine and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from income from operations before income taxes to consolidated segment income and adjusted segment income for the three months ended April 1, 2023 and April 2, 2022:

(Dollars in thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Income from operations before income taxes	$9,245	$97,372
Expenses not allocated to segments
Corporate expense, net	6,099	9,279
Acquisition and restructuring related expense	1,563	2,271
Amortization of intangible assets	7,617	7,610
Interest expense, net	19,361	9,562
Other (income) expense, net	(759)	(514)
Segment income	43,126	125,580
Depreciation	4,305	4,503
Amortization	1,637	1,487
Stock-based compensation	173	(370)
Other (a)	98	1,410
Total Adjustments	6,213	7,030
Adjusted segment income	$49,339	$132,610
Adjusted segment income margin	23.5%	32.3%

(a)
The three months ended April 1, 2023 includes miscellaneous items we believe are not representative of our ongoing business operations. The three months ended April 2, 2022 include $1.2 million of bad debt write-offs and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

NAM	Three Months Ended
	April 1, 2023	April 2, 2022
Segment income	$33,276	$108,611
Depreciation	4,088	4,334
Amortization	1,637	1,487
Stock-based compensation	162	(409)
Other (a)	98	200
Total adjustments	5,985	5,612
Adjusted segment income	$39,261	$114,223
Adjusted segment income margin	24.1%	33.0%

(a)	The three months ended April 1, 2023 for NAM includes miscellaneous items we believe are not representative of our ongoing business operations. The three months ended April 2, 2022 includes $0.2 million of one-time general and administrative expenses we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

E&RW	Three Months Ended
	April 1, 2023	April 2, 2022
Segment income	$9,850	$16,969
Depreciation	217	169
Amortization	—	—
Stock-based compensation	11	39
Other (a)	—	1,210
Total Adjustments	228	1,418
Adjusted segment income	$10,078	$18,387
Adjusted segment income margin	21.2%	28.7%

(a)	The three months ended April 2, 2022 includes $1.2 million of bad debt write-offs related to certain customers impacted by the conflict between Russia and Ukraine.

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
Unrestricted cash and cash equivalents totaled $41.0 million as of April 1, 2023, which is a decrease of $15.2 million from $56.2 million at December 31, 2022.
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
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €3 million as a local source of liquidity. As of April 1, 2023, the Spain revolving facility balance was zero with a borrowing availability of €3 million.
Long-term debt consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$982,500	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	124,375	124,688
ABL Revolving Credit Facility	86,700	—
Other bank debt	4,334	4,593
Finance lease obligations	6,314	6,728
Subtotal	1,204,223	1,121,009
Less: Current portion of the long-term debt	(14,570)	(14,531)
Less: Unamortized debt issuance costs	(20,539)	(21,423)
Total	$1,169,114	$1,085,055

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
During the fourth quarter of fiscal year 2022, the Company entered into the Third Amendment to its existing ABL Facility to replace the London Interbank Offered Rate (“LIBOR”) with an annual floating rate based on a forward-looking rate of the Secured Overnight Financing rate (“Term SOFR”). The borrowings under the ABL Facility bear interest at a rate equal to Term SOFR plus a 0.10% credit spread adjustment and a margin of between 1.25% to 1.75%, or at a base rate plus a margin of 0.25% to 0.75% with no credit spread adjustment, while the FILO Sublimit borrowings bear interest at a rate equal to Term SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively. For the Comparable Quarter, the borrowings under the ABL Facility bore interest at a rate equal to LIBOR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively.
For the three months ended April 1, 2023, the average borrowing base under the ABL Facility was $308.2 million and the average loan balance outstanding was $46.1 million. As of April 1, 2023, the loan balance was $86.7 million with a borrowing availability of $253.6 million. During the three months ended April 1, 2023, the effective interest rate was 13.23%, comprised of interest charges of 7.87% and financing costs of 5.37%.
For the year ended December 31, 2022, the average borrowing base under the ABL Facility was $246.5 million and the average loan balance outstanding was $73.1 million. As of December 31, 2022 the loan balance was zero with a borrowing availability of $208.4 million. During the year ended December 31, 2022, the effective interest rate was 6.84%, comprised of interest charges of 3.81% and financing costs of 3.03%.
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
The First Lien Term Facility also includes an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B bears interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing rate (with a 0.50% floor) plus 3.25% and a 0.10% credit spread adjustment. The incremental loan requires a $0.3 million repayment of principal on the last business day of each March, June, September and December. The First Lien Term Facility including the Incremental Term Loan B matures on May 28, 2028.
As of April 1, 2023, the balance outstanding under the First Lien Term Facility was $982.5 million and the balance outstanding under the Incremental Term Loan B was $124.4 million. The effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, for the three months ended April 1, 2023 was 6.43% as net secured leverage as defined by the credit agreement is less than 2.5x. The effective interest rate is comprised of 7.19% for interest and 0.33% for financing costs, partially offset by 1.09% for interest income on the interest rate swaps.
As of December 31, 2022, the balance outstanding under the First Lien Term Facility was $985.0 million and the balance outstanding under the Incremental Term Loan B was $124.7 million. The effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, for the year ended December 31, 2022 was 4.61%. The effective interest rate is comprised of 4.33% for interest, 0.25% for financing costs and 0.03% for expense on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of April 1, 2023, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Three Months Ended
	April 1, 2023	April 2, 2022
Net cash used by operating activities	$(90,882)	$(56,940)
Net cash used by investing activities	(6,239)	(7,506)
Net cash provided by (used by) financing activities	81,770	(83,006)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	201	(187)
Change in cash and cash equivalents and restricted cash	$(15,150)	$(147,639)
Net cash used by operating activities
Net cash used in operating activities increased to $90.9 million for the three months ended April 1, 2023 from $56.9 million for the three months ended April 2, 2022, an increase of $34.0 million or 59.6%. The increase in cash used was driven by the decrease in net income, partially offset by a decrease in cash used for working capital compared to the prior-year period.
Net cash used by investing activities
Net cash used in investing activities was $6.2 million for the three months ended April 1, 2023 compared to $7.5 million for the three months ended April 2, 2022, a decrease of $1.3 million or 16.9%. The cash used in both periods was primarily driven by capital expenditures for property, plant and equipment.
Net cash provided by (used by) financing activities
Net cash provided by financing activities was $81.8 million for the three months ended April 1, 2023 compared to net cash used of $83.0 million for the three months ended April 2, 2022, a change of $164.8 million or 198.5%. The cash inflow for the three months ended April 1, 2023 is primarily due to borrowings on the ABL Facility, compared to the cash used for the three months ended April 2, 2022 primarily for share repurchases.

Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of April 1, 2023 and December 31, 2022.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first three months of 2023.

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
There have been no material changes in the foreign currency exchange risk or interest rate risk during the three months ended April 1, 2023 from what we reported in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of April 1, 2023, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
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
Remediation of Material Weaknesses
As disclosed in our Annual Report on Form 10-K, the Company has continued taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weakness. The Company has: (i) enhanced the internal control environment to address the material weaknesses identified in our Annual Report on Form 10-K; (ii) implemented IT general controls specific to key information systems that are relevant to the preparation of our consolidated financial statements, including user access review; and (iii) implemented business process controls over all significant business processes, including implementing appropriate level of precision.
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
Changes in Internal Control over Financial Reporting
Other than those noted above, there have been no changes in the Company’s internal control over financial reporting during the three months ended April 1, 2023 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
We are no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. However, we will continue to qualify for, and may rely upon, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
Prior to March 3, 2023, we were a “controlled company” within the meaning of the New York Stock Exchange's (“NYSE”) corporate governance standards because more than 50% of the voting power of our common stock was held by investment funds affiliated with CCMP Capital Advisors, L.P. (“CCMP”) and MSD Partners, L.P. (“MSD”). As a result of an underwritten trade on March 3, 2023, that group’s holdings fell to approximately 48% of our common stock, below the threshold at which we are considered a “controlled company” under NYSE rules. Even though we are not a “controlled company,” we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period. The NYSE rules require that our Board be composed of a majority of “independent directors,” as defined under the NYSE rules, by March 3, 2024 and that our compensation committee and our nominating and corporate governance committee each consist of a majority of “independent directors” by June 1, 2023 and entirely of “independent directors” by March 3, 2024.
During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies, as permitted by the NYSE rules. If we fail to meet the above deadlines for these requirements, our common stock could be delisted from the NYSE, which would negatively impact the trading of our common shares and our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended April 1, 2023. The board of directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025.
Under the Share Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time and may be conducted through privately negotiated transactions, including with our significant stockholders, as well as through open market repurchases or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

As of April 1, 2023, $400.0 million remained available under the current authorization for additional share repurchases. The following table summarizes the Company’s purchase of its common stock for the quarter ended April 1, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1 - February 4, 2023	—	$—	—	$400,000,000
February 5 - March 4, 2023	—	—	—	400,000,000
March 5 - April 1, 2023	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Lesley Billow, dated March 2, 2021.
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of May 4, 2023.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer