Form 10-Q
period 2023-07-01
Hayward Holdings, Inc.
filed 2023-08-02
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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

The registrant had outstanding 213,117,898 shares of common stock as of July 31, 2023.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	July 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$205,002	$56,177
Accounts receivable, net of allowances of $3,082 and $3,937, respectively	147,353	209,109
Inventories, net	234,478	283,658
Prepaid expenses	12,491	14,981
Income tax receivable	17,056	27,173
Other current assets	17,330	21,186
Total current assets	633,710	612,284
Property, plant, and equipment, net of accumulated depreciation of $92,420 and $84,119, respectively	155,869	149,828
Goodwill	934,404	932,396
Trademark	736,000	736,000
Customer relationships, net	218,580	230,503
Other intangibles, net	100,682	106,673
Other non-current assets	104,409	107,329
Total assets	$2,883,654	$2,875,013
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of the long-term debt	$14,695	$14,531
Accounts payable	53,683	54,022
Accrued expenses and other liabilities	133,660	163,283
Income taxes payable	—	574
Total current liabilities	202,038	232,410
Long-term debt, net	1,081,444	1,085,055
Deferred tax liabilities, net	262,655	264,111
Other non-current liabilities	67,696	70,403
Total liabilities	1,613,833	1,651,979
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of July 1, 2023 and December 31, 2022	—	—
Common stock $0.001 par value, 750,000,000 authorized; 241,672,792 issued and 213,006,423 outstanding at July 1, 2023; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022	242	241
Additional paid-in capital	1,074,749	1,069,878
Common stock in treasury; 28,666,369 and 28,666,369 at July 1, 2023 and December 31, 2022, respectively	(357,424)	(357,415)
Retained earnings	538,085	500,222
Accumulated other comprehensive income	14,169	10,108
Total stockholders’ equity	1,269,821	1,223,034
Total liabilities, redeemable stock, and stockholders’ equity	$2,883,654	$2,875,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$283,543	$399,442	$493,679	$809,902
Cost of sales	147,033	210,077	259,278	430,143
Gross profit	136,510	189,365	234,401	379,759
Selling, general, and administrative expense	57,716	68,947	112,603	137,804
Research, development, and engineering expense	6,873	5,033	12,850	10,269
Acquisition and restructuring related expense	1,309	4,940	2,872	7,211
Amortization of intangible assets	7,637	7,697	15,254	15,307
Operating income	62,975	102,748	90,822	209,168
Interest expense, net	19,130	11,605	38,491	21,167
Other (income) expense, net	625	3,804	(134)	3,290
Total other expense	19,755	15,409	38,357	24,457
Income from operations before income taxes	43,220	87,339	52,465	184,711
Provision for income taxes	13,767	21,079	14,602	44,419
Net income	$29,453	$66,260	$37,863	$140,292

Earnings per share
Basic	$0.14	$0.30	$0.18	$0.62
Diluted	$0.13	$0.29	$0.17	$0.59

Weighted average common shares outstanding
Basic	212,861,564	218,401,182	212,692,393	225,358,529
Diluted	220,503,544	228,642,982	220,506,921	235,943,099

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	July 1, 2023			July 2, 2022
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$29,453			$66,260
Other comprehensive income (loss):
Foreign currency translation adjustments	1,989	—	1,989	(11,120)	—	(11,120)
Change in fair value of derivatives	8,006	(2,001)	6,005	3,455	(864)	2,591
Comprehensive income			$37,447			$57,731

	Six Months Ended
	July 1, 2023			July 2, 2022
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$37,863			$140,292
Other comprehensive income (loss):
Foreign currency translation adjustments	3,610	—	3,610	(11,480)	—	(11,480)
Change in fair value of derivatives	601	(150)	451	14,752	(3,688)	11,064
Comprehensive income			$41,924			$139,876

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	8,410	—	8,410
Stock-based compensation	—	—	2,047	—	—	—	2,047
Issuance of Common Stock for compensation plans	912,288	1	569	—	—	—	570
Repurchase of stock	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(3,933)	(3,933)
Balance as of April 1, 2023	212,775,069	$242	$1,072,494	$(357,424)	$508,632	$6,175	$1,230,119
Net income	—	—	—	—	29,453	—	29,453
Stock-based compensation	—	—	2,099	—	—	—	2,099
Issuance of Common Stock for compensation plans	231,354	—	156	—	—	—	156
Other comprehensive income	—	—	—	—	—	7,994	7,994
Balance as of July 1, 2023	213,006,423	$242	$1,074,749	$(357,424)	$538,085	$14,169	$1,269,821

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,807)	—	—	(80,807)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920
Net income	—	—	—	—	66,260	—	66,260
Stock-based compensation	—	—	1,991	—	—	—	1,991
Issuance of Common Stock for compensation plans	748,247	1	1,330	—	—	—	1,331
Repurchase of stock	(14,441,118)	—	—	(212,352)	—	—	(212,352)
Other comprehensive income	—	—	—	—	—	(8,529)	(8,529)
Balance as of July 2, 2022	215,687,086	$240	$1,064,113	$(307,225)	$461,167	$3,326	$1,221,621

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income	$37,863	$140,292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,590	9,598
Amortization of intangible assets	18,543	18,188
Amortization of deferred debt issuance fees	2,242	1,478
Stock-based compensation	4,146	3,632
Deferred income taxes	(1,673)	(9,423)
Allowance for bad debts	(879)	1,232
Loss on disposal of property, plant and equipment	137	5,359
Changes in operating assets and liabilities
Accounts receivable	63,801	(40,727)
Inventories	50,234	(67,946)
Other current and non-current assets	15,225	5,918
Accounts payable	(427)	5,982
Accrued expenses and other liabilities	(31,286)	(9,907)
Net cash provided by operating activities	166,516	63,676

Cash flows from investing activities
Purchases of property, plant, and equipment	(15,703)	(15,855)
Acquisitions, net of cash acquired	—	(61,337)
Proceeds from sale of property, plant, and equipment	5	4
Net cash used by investing activities	(15,698)	(77,188)

Cash flows from financing activities
Proceeds from revolving credit facility	144,100	150,000
Payments on revolving credit facility	(144,100)	—
Proceeds from issuance of long-term debt	1,827	—
Payments of long-term debt	(6,153)	(5,000)
Proceeds from issuance of short-term notes payable	5,347	6,979
Payments of short-term notes payable	(3,542)	(642)
Purchase of common stock for treasury	(9)	(293,159)
Other, net	(351)	721
Net cash used by financing activities	(2,881)	(141,101)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	888	(2,218)
Change in cash and cash equivalents and restricted cash	148,825	(156,831)
Cash and cash equivalents and restricted cash, beginning of period	56,177	265,796
Cash and cash equivalents and restricted cash, end of period	$205,002	$108,965

Supplemental disclosures of cash flow information
Cash paid-interest	$37,223	$19,358
Cash paid-income taxes	6,779	67,286
Equipment financed under finance leases	—	1,531

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer, manufacturer, and marketer of a broad portfolio of pool and outdoor living technology. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first and second quarters of 2023 are April 1, and July 1, compared to the respective April 2, and July 2, 2022 dates. We had one additional working day in the three months ended July 1, 2023 than in the respective 2022 period and no difference in the working days for the six-month periods.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.
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
As of July 1, 2023, the Company has largely completed the transition of its financial instruments or agreements effected by reference rate reform. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements. Refer to Note 7. Long-Term Debt, Net and Note 8. Derivatives and Hedging Transactions for additional detail on the Company's transitions to alternative reference rates as a result of reference rate reform during the three and six months ended July 1, 2023.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Product groups
Residential pool	$258,367	$377,400	$448,535	$767,032
Commercial pool	12,414	9,738	21,077	18,892
Industrial flow control	12,762	12,304	24,067	23,978
Total	$283,543	$399,442	$493,679	$809,902

Geographic
United States	$218,573	$305,868	$369,154	$604,932
Canada	18,779	36,212	30,902	83,445
Europe	26,001	36,546	55,210	81,387
Rest of World	20,190	20,816	38,413	40,138
Total international	64,970	93,574	124,525	204,970
Total	$283,543	$399,442	$493,679	$809,902

4. Inventories
Inventories, net, consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$107,538	$133,516
Work in progress	15,741	16,467
Finished goods	111,199	133,675
Total	$234,478	$283,658

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Selling, promotional and advertising	$30,619	$47,511
Employee compensation and benefits	18,774	18,955
Inventory purchases	18,629	24,154
Warranty reserve	16,826	19,652
Insurance reserve	9,869	9,987
Operating lease liability - short term	8,344	8,749
Short-term notes payable	4,861	3,056
Freight	4,054	3,511
Deferred income	2,650	7,178
Professional fees	2,242	1,543
Derivative liability	794	232
Business restructuring costs	690	2,337
Payroll taxes	587	1,404
Other accrued liabilities	14,721	15,014
Total	$133,660	$163,283

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	18,000
Accrual for warranties issued during the period	10,135
Payments	(11,309)
Balance at July 1, 2023	$16,826

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	27,188
Accrual for warranties issued during the period	8,784
Payments	(9,053)
Balance at July 2, 2022	$26,919

Warranty expenses for the three and six months ended July 1, 2023 were $10.1 million and $15.6 million, respectively, and $8.8 million and $18.2 million, respectively, for the three and six months ended July 2, 2022.

6. Income Taxes
The Company’s effective tax rate for the three months ended July 1, 2023 and July 2, 2022 was 31.9% and 24.1%, respectively. The increase in the Company's effective tax rate was primarily due to the recognition of withholding taxes on the accumulated earnings of one of the Company’s subsidiaries due to a change in its indefinite reinvestment assertion with respect to that jurisdiction.
The Company’s effective tax rate for the six months ended July 1, 2023 and July 2, 2022 was 27.8% and 24.0%, respectively. The change in the Company’s effective tax rate was primarily due to the recognition of withholding taxes on the accumulated earnings of one of the Company’s subsidiaries due to a change in its indefinite reinvestment assertion with respect to that jurisdiction.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at July 1, 2023 or July 2, 2022.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	July 1, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$980,000	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	124,063	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	5,895	4,593
Finance lease obligations	5,775	6,728
Subtotal	1,115,733	1,121,009
Less: Current portion of the long-term debt	(14,695)	(14,531)
Less: Unamortized debt issuance costs	(19,594)	(21,423)
Total	$1,081,444	$1,085,055

On May 22, 2023, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Company's First Lien Credit Agreement (the “First Lien Term Facility”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x.
The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company's ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to 50 percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company does not have a mandatory prepayment for 2023 based on the First Lien Leverage Ratio as of December 31, 2022 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of July 1, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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
As of July 1, 2023 and July 2, 2022, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million and $500.0 million, respectively. During the three months ended July 1, 2023 and concurrent with the Fifth Amendment to the First Lien Credit Agreement, the Company contemporaneously entered into new interest rate swap agreements to align our interest rate swaps with the designated reference rate effectuated by the Fifth Amendment to the First Lien Term Facility.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended July 1, 2023 and July 2, 2022, the Company recognized $0.8 million of expense and $1.4 million of expense, respectively, and for the six months ended July 1, 2023 and July 2, 2022, the Company recognized $1.5 million and $0.3 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company's unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities
	July 1, 2023			December 31, 2022
Interest rate swaps	$—	$32,278	$—	$—	$31,676	$—
Foreign exchange contracts	421	—	794	1,450	—	232
Total	$421	$32,278	$794	$1,450	$31,676	$232
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest rate swaps (1)	$6,005	$2,591	$3,871	$(1,673)	Interest expense, net

(1) The Company estimates that $17.2 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified From AOCI to Earnings		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest rate swaps	$451	$11,064	$6,907	$(2,249)	Interest expense, net

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of July 1, 2023, the Company’s long-term debt instruments had a carrying value of $1,104.1 million (excluding finance leases, the ABL Facility, and other bank debt) and a fair value of approximately $1,091.9 million. As of December 31, 2022, the Company’s long-term debt instruments had a carrying value of $1,109.7 million and a fair value of approximately $1,071.5 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	July 1, 2023			July 2, 2022
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$237,352	$46,191	$283,543	$342,080	$57,362	$399,442
Segment income	70,962	9,384	80,346	110,539	13,232	123,771
Capital expenditures (1)	8,674	776	9,450	4,990	628	5,618
Depreciation and amortization (2)	5,488	231	5,719	5,643	206	5,849
Intersegment sales	2,996	102	3,098	10,553	183	10,736

	Six Months Ended			Six Months Ended
	July 1, 2023			July 2, 2022
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$400,056	$93,623	$493,679	$688,377	$121,525	$809,902
Segment income	104,238	19,234	123,472	219,150	30,201	249,351
Capital expenditures (1)	14,586	962	15,548	10,576	1,590	12,166
Depreciation and amortization (2)	11,213	448	11,661	11,463	375	11,838
Intersegment sales	7,719	108	7,827	23,678	354	24,032

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total segment income	$80,346	$123,771	$123,472	$249,351
Corporate expense, net	8,425	8,386	14,524	17,665
Acquisition and restructuring related expense	1,309	4,940	2,872	7,211
Amortization of intangible assets	7,637	7,697	15,254	15,307
Operating income	62,975	102,748	90,822	209,168
Interest expense, net	19,130	11,605	38,491	21,167
Other (income) expense, net	625	3,804	(134)	3,290
Total other expense	19,755	15,409	38,357	24,457
Income from operations before income taxes	$43,220	$87,339	$52,465	$184,711

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income attributable to common stockholders	$29,453	$66,260	$37,863	$140,292

Weighted average number of common shares outstanding, basic	212,861,564	218,401,182	212,692,393	225,358,529
Effect of dilutive securities(a)	7,641,980	10,241,800	7,814,528	10,584,570
Weighted average number of common shares outstanding, diluted	220,503,544	228,642,982	220,506,921	235,943,099

Earnings per share attributable to common stockholders, basic	$0.14	$0.30	$0.18	$0.62
Earnings per share attributable to common stockholders, diluted	$0.13	$0.29	$0.17	$0.59
(a) For the three months ended July 1, 2023 and July 2, 2022 there were potential common shares totaling approximately 3.0 million and 2.6 million, respectively, and for the six months ended July 1, 2023 and July 2, 2022, there were potential common shares totaling approximately 2.8 million and 2.0 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

12. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. As of July 1, 2023, the Company does not have any significant pending litigation.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$324	$9,331
Finance leases	—	1,531
Supplemental balance sheet information related to leases was as follows (in thousands):

	July 1, 2023	December 31, 2022
Operating leases
Other non-current assets	$61,510	$65,495
Accrued expenses and other liabilities	8,344	8,749
Other non-current liabilities	61,089	64,800
Total operating lease liabilities	69,433	73,549

Finance leases
Property, plant and equipment	10,886	10,879
Accumulated depreciation	(2,079)	(1,991)
Property, plant and equipment, net	8,807	8,888

Current maturities of long-term debt	1,967	2,206
Long-term debt	3,808	4,522
Total finance lease liabilities	$5,775	$6,728

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
Dividends paid
For the three and six months ended July 1, 2023 and July 2, 2022 no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The board of directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended July 1, 2023. As of July 1, 2023, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and six months ended July 1, 2023 was $2.1 million, and $4.1 million, respectively, and $2.0 million and $3.6 million, respectively, for the three and six months ended July 2, 2022.
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
During the six months ended July 1, 2023, the Company granted 737,907 options, 432,652 time-based restricted stock units and 147,792 performance-based restricted stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $4.73, $11.78 and $11.81 respectively.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Business restructuring costs	$768	$1,862	$2,078	$3,988
Acquisition transaction and integration costs	541	3,078	794	3,223
Total	$1,309	$4,940	$2,872	$7,211
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of July 1, 2023, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $6.0 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $0.6 million of expense related to the relocation during the six months ended July 1, 2023.
During the third quarter of 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities with initial savings commencing in the third quarter of 2022. For the six months ended July 1, 2023, the Company incurred $1.3 million of expense related to the cost reduction program. These include severance and employee benefit costs, as well as other direct separation benefit costs.

The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of July 1, 2023
One-time termination benefits	$2,422	$1,595	$(3,478)	$539
Facility-related	—	—	—	—
Other	—	483	(332)	151
Total	$2,422	$2,078	$(3,810)	$690

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Liability as of July 2, 2022
One-time termination benefits	$1,035	$1,419	$(1,038)	$1,416
Facility-related	27	337	(364)	—
Other (1)	4,374	2,232	(4,852)	1,754
Total	$5,436	$3,988	$(6,254)	$3,170

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

17. Related-Party Transactions
During the three and six months ended July 1, 2023, the Company did not incur any significant related party transactions.
During the six months ended July 2, 2022, as part of the Company’s previously announced $450 million share repurchase program, the Company agreed to repurchase shares of common stock under two separate agreements from certain affiliates of one of the Company’s then-controlling stockholders, CCMP Capital Advisors, LP (“CCMP”).
First, the Company agreed on January 24, 2022 to repurchase 4.08 million shares at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which certain affiliates of the Company's then-controlling stockholders sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.
Second, on May 2, 2022, the Company agreed to purchase 8.0 million shares being sold as part of an underwritten offering (the “Underwritten Offering”) by certain affiliates of one of the Company’s then-controlling stockholders, CCMP, at a price per share of approximately $13.88, for an aggregate consideration of approximately $111 million. The price per share was approved by an independent committee of the board of the directors and is the same price at which the underwriters agreed to purchase shares from the selling stockholders in the Underwritten Offering. Closing of this share repurchase occurred on May 5, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

Our Company
The Company is a leading global designer and manufacturer of pool and outdoor living technology. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools), innovation-led growth opportunities, and a favorable industry structure. We are a leader in this market with a highly-recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things and energy efficient models are a primary growth driver for our business.
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
NAM accounted for 84% and 86% of total net sales for the three months ended July 1, 2023 and July 2, 2022, respectively, and E&RW accounted for 16% and 14% of total net sales for the three months ended July 1, 2023 and July 2, 2022, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and six months ended July 1, 2023 and the three and six months ended July 2, 2022 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first and second quarters of 2023 are April 1, and July 1, compared to the respective April 2, and July 2, 2022 date. This resulted in one additional working day in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 and no difference in working days for the six months ended periods. Throughout this discussion we may refer to the three months ended July 1, 2023 and the three months ended July 2, 2022 as the “Second Quarter” and “Comparable Quarter,” respectively.
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

Key Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, selling, general, and administrative expense (“SG&A”), research, development, and engineering expense (“RD&E”), operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income, and adjusted segment income margin.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see “— Non-GAAP Reconciliation.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and six months ended July 1, 2023 and July 2, 2022 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$283,543	$399,442	$493,679	$809,902
Cost of sales	147,033	210,077	259,278	430,143
Gross profit	136,510	189,365	234,401	379,759
Selling, general, and administrative expense	57,716	68,947	112,603	137,804
Research, development, and engineering expense	6,873	5,033	12,850	10,269
Acquisition and restructuring related expense	1,309	4,940	2,872	7,211
Amortization of intangible assets	7,637	7,697	15,254	15,307
Operating income	62,975	102,748	90,822	209,168
Interest expense, net	19,130	11,605	38,491	21,167
Other (income) expense, net	625	3,804	(134)	3,290
Total other expense	19,755	15,409	38,357	24,457
Income from operations before income taxes	43,220	87,339	52,465	184,711
Provision for income taxes	13,767	21,079	14,602	44,419
Net income	$29,453	$66,260	$37,863	$140,292
Adjusted EBITDA (a)	$79,478	$127,637	$124,407	$253,886
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales decreased to $283.5 million for the three months ended July 1, 2023 from $399.4 million for the three months ended July 2, 2022, a decrease of $115.9 million or 29.0%. See the segment discussion below for further information.
Net sales decreased to $493.7 million for the six months ended July 1, 2023 from $809.9 million for the six months ended July 2, 2022, a decrease of $316.2 million or 39.0%. See the segment discussion below for further information.

The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(34.5)%	(44.4)%
Price, net of discounts and allowances	4.5%	4.5%
Acquisitions	1.2%	1.2%
Currency and other	(0.2)%	(0.3)%
Total	(29.0)%	(39.0)%
The decrease in net sales for the three and six months ended July 1, 2023 was primarily the result of a decline in volume, partially offset by increases in price to offset inflation and the favorable impact of acquisitions. The decline in volume was primarily the result of distribution channel destocking. The moderating of end market demand due to macroeconomic factors and geopolitical factors in Europe also contributed to the decline in volume.
Gross profit and Gross profit margin
Gross profit decreased to $136.5 million for the three months ended July 1, 2023 from $189.4 million for the three months ended July 2, 2022, a decrease of $52.9 million or 27.9%.
Gross profit margin increased to 48.1% for the three months ended July 1, 2023 compared to 47.4% for the three months ended July 2, 2022, an increase of 70 basis points, primarily due to the net price increase discussed above and management of our manufacturing costs, along with benefits realized from tariff refunds, partially offset by lower operating leverage. The Comparable Quarter experienced heightened manufacturing costs, specifically in freight and overhead, resulting from escalated and expedited production activity to meet customer demand.
Gross profit decreased to $234.4 million for the six months ended July 1, 2023 from $379.8 million for the six months ended July 2, 2022, a decrease of $145.4 million or 38.3%.
Gross profit margin increased to 47.5% for the six months ended July 1, 2023 compared to 46.9% for the six months ended July 2, 2022, an increase of 60 basis points, primarily due to the net price increase discussed above and management of our manufacturing costs, along with benefits realized from tariff refunds, partially offset by lower operating leverage. The comparable prior-year period experienced heightened manufacturing costs, specifically in freight and overhead, resulting from escalated and expedited production activity to meet customer demand.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) decreased to $57.7 million for the three months ended July 1, 2023 from $68.9 million for the three months ended July 2, 2022, a decrease of $11.2 million or 16.3%, primarily as a result of cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022 and the absence of a non-recurring one-time expense associated with the discontinuation of a product joint development agreement in the Comparable Quarter.
As a percentage of net sales, SG&A increased to 20.4% for the three months ended July 1, 2023 as compared to 17.3% for three months ended July 2, 2022, an increase of 310 basis points driven by reduced operating leverage.
SG&A decreased to $112.6 million for the six months ended July 1, 2023 from $137.8 million for the six months ended July 2, 2022, a decrease of $25.2 million or 18.3%, primarily as a result of cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022, the absence of a non-recurring one-time expense associated with the discontinuation of a product joint development agreement present in the prior-year period, as well as decreased professional and bad debt expenses.
As a percentage of net sales, SG&A increased to 22.8% for the six months ended July 1, 2023 as compared to 17.0% for six months ended July 2, 2022, an increase of 580 basis points driven by reduced operating leverage.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $6.9 million for the three months ended July 1, 2023 compared with $5.0 million for the three months ended July 2, 2022. The increase is driven by investment in new product development.

As a percentage of net sales, RD&E was 2.4% for the three months ended July 1, 2023 compared to 1.3% for the three months ended July 2, 2022, an increase of 110 basis points driven by reduced operating leverage.
RD&E increased to $12.9 million for the six months ended July 1, 2023 compared with $10.3 million for the six months ended July 2, 2022. As a percentage of net sales, RD&E was 2.6% for the six months ended July 1, 2023 compared to 1.3% for the six months ended July 2, 2022, an increase of 130 basis points driven by reduced operating leverage.
Acquisition and restructuring related expense
For the three months ended July 1, 2023, we incurred $1.3 million of acquisition and restructuring related expense as compared to $4.9 million of expense for the three months ended July 2, 2022. The expense in the Second Quarter was primarily related to severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022, acquisition integration costs, and costs associated with the relocation of the corporate headquarters from New Jersey to North Carolina, compared to the Comparable Quarter which was primarily related to transaction costs associated with the acquisition of the specialty lighting business of Halco Lighting Technologies, LLC (the “Specialty Lighting Business”) and costs associated with the corporate headquarters relocation.
For the six months ended July 1, 2023, we incurred $2.9 million of acquisition and restructuring related expense as compared to $7.2 million of expense for the six months ended July 2, 2022. The six months ended July 1, 2023 primarily included severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022 as well as acquisition integration costs, compared to the six months ended July 2, 2022 which primarily included transaction costs associated with the acquisition of the Specialty Lighting Business as well as costs associated with the corporate headquarters relocation.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three and six months ended July 1, 2023, amortization of intangible assets remained effectively flat compared to the Comparable Quarter and prior-year period, respectively.
Operating income
For the three and six months ended July 1, 2023, operating income decreased $39.7 million and $118.4 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, increased to $19.1 million for the three months ended July 1, 2023 from $11.6 million for the three months ended July 2, 2022.
Interest expense for the three months ended July 1, 2023 consisted of $18.9 million of interest on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $0.9 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.01% for the three months ended July 1, 2023.
Interest expense for the three months ended July 2, 2022 consisted of $11.0 million of interest on the outstanding debt and $0.6 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.28% for the three months ended July 2, 2022.
Interest expense increased by $7.5 million for the Second Quarter compared to the Comparable Quarter, primarily due to variable rate increases on the Company’s First Lien Term Facility, partially offset by net interest income on the interest rate swaps.
For the six months ended July 1, 2023, interest expense, net, increased to $38.5 million from $21.2 million for the six months ended July 2, 2022.
Interest expense for the six months ended July 1, 2023 consisted of $37.4 million of interest on the outstanding debt and $2.2 million of amortization of deferred financing fees, partially offset by $1.1 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.86% for the six months ended July 1, 2023.
Interest expense for the six months ended July 2, 2022 consisted of $19.7 million of interest on the outstanding debt and $1.5 million of amortization of deferred financing fees. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.01% for the six months ended July 2, 2022.

Interest expense increased by $17.3 million primarily due to variable rate increases on the Company’s First Lien Term Facility and outstanding borrowings on the ABL Revolving Credit Facility, partially offset by net interest income on the interest rate swaps.
Provision for income taxes
We incurred income tax expense of $13.8 million for the three months ended July 1, 2023 compared to an income tax expense of $21.1 million for the three months ended July 2, 2022, a decrease of $7.3 million or 34.7%. This was primarily due to decreased income from operations.
The increase in the Company’s effective tax rate from 24.1% for the three months ended July 2, 2022 to 31.9% for the three months ended July 1, 2023 was primarily due to a discrete tax expense related to a change in the indefinite reinvestment assertion for one jurisdiction.
We incurred income tax expense of $14.6 million for the six months ended July 1, 2023 compared to an income tax expense of $44.4 million for the six months ended July 2, 2022, a decrease of $29.8 million or 67.1%.
The increase in the Company’s effective tax rate from 24.0% for the six months ended July 2, 2022 to 27.8% for the six months ended July 1, 2023 was primarily due to a discrete tax expense for one jurisdiction as discussed above.
Net income
As a result of the foregoing, net income decreased $36.8 million and $102.4 million for the three and six months ended July 1, 2023, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA decreased to $79.5 million for the three months ended July 1, 2023 from $127.6 million for the three months ended July 2, 2022, a decrease of $48.1 million or 37.7%, driven primarily by lower net sales resulting in a decrease in gross profit of $52.9 million.
Adjusted EBITDA margin decreased to 28.0% for the three months ended July 1, 2023 compared to 32.0% for the three months ended July 2, 2022, a decrease of 400 basis points, primarily driven by lower operating leverage.
Adjusted EBITDA decreased to $124.4 million for the six months ended July 1, 2023 from $253.9 million for the six months ended July 2, 2022, a decrease of $129.5 million or 51.0%, driven primarily by lower net sales resulting in a decrease in gross profit of $145.4 million.
Adjusted EBITDA margin decreased to 25.2% for the six months ended July 1, 2023 compared to 31.3% for the six months ended July 2, 2022, a decrease of 610 basis points, primarily driven by lower operating leverage.
See “— Non-GAAP Reconciliation” for a reconciliation of adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP metric.

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

(Dollars in thousands)	Three Months Ended			Three Months Ended
	July 1, 2023			July 2, 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$283,543	$237,352	$46,191	$399,442	$342,080	$57,362
Gross profit	$136,510	$118,442	$18,068	$189,365	$166,818	$22,547
Gross profit margin %	48.1%	49.9%	39.1%	47.4%	48.8%	39.3%

Income from operations before income taxes	$43,220			$87,339
Expenses not allocated to segments
Corporate expense, net	8,425			8,386
Acquisition and restructuring related expense	1,309			4,940
Amortization of intangible assets	7,637			7,697
Interest expense, net	19,130			11,605
Other (income) expense, net	625			3,804
Segment income (a) (b)	$80,346	$70,962	$9,384	$123,771	$110,539	$13,232
Segment income margin % (a) (b)	28.3%	29.9%	20.3%	31.0%	32.3%	23.1%
Adjusted segment income (b)	$86,547	$76,920	$9,627	$135,488	$122,484	$13,004
Adjusted segment income margin % (b)	30.5%	32.4%	20.8%	33.9%	35.8%	22.7%

(Dollars in thousands)	Six Months Ended			Six Months Ended
	July 1, 2023			July 2, 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$493,679	$400,056	$93,623	$809,902	$688,377	$121,525
Gross profit	$234,401	$197,455	$36,946	$379,759	$329,875	$49,884
Gross profit margin %	47.5%	49.4%	39.5%	46.9%	47.9%	41.0%

Income from operations before income taxes	$52,465			$184,711
Expenses not allocated to segments
Corporate expense, net	14,524			17,665
Acquisition and restructuring related expense	2,872			7,211
Amortization of intangible assets	15,254			15,307
Interest expense, net	38,491			21,167
Other (income) expense, net	(134)			3,290
Segment income (a) (b)	$123,472	$104,238	$19,234	$249,351	$219,150	$30,201
Segment income margin % (a) (b)	25.0%	26.1%	20.5%	30.8%	31.8%	24.9%
Adjusted segment income (b)	$135,886	$116,181	$19,705	$268,098	$236,707	$31,391
Adjusted segment income margin % (b)	27.5%	29.0%	21.0%	33.1%	34.4%	25.8%
(a) Total segment income is a non-GAAP measure.
(b) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$237,352	$342,080	$400,056	$688,377
Gross profit	$118,442	$166,818	$197,455	$329,875
Gross profit margin %	49.9%	48.8%	49.4%	47.9%
Segment income	$70,962	$110,539	$104,238	$219,150
Segment income margin %	29.9%	32.3%	26.1%	31.8%
Adjusted segment income (a)	$76,920	$122,484	$116,181	$236,707
Adjusted segment income margin % (a)	32.4%	35.8%	29.0%	34.4%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $237.4 million for the three months ended July 1, 2023 from $342.1 million for the three months ended July 2, 2022, a decrease of $104.7 million or 30.6%.
Net sales decreased to $400.1 million for the six months ended July 1, 2023 from $688.4 million for the six months ended July 2, 2022, a decrease of $288.3 million or 41.9%.
The year-over-year net sales decrease was driven by the following factors:

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(36.2)%	(47.5)%
Price, net of allowances and discounts	4.5%	4.5%
Acquisitions	1.4%	1.4%
Currency and other	(0.3)%	(0.3)%
Total	(30.6)%	(41.9)%
This decrease for the three and six months ended July 1, 2023 was primarily the result of a decline in volume, partially offset by increases in price, as well as the favorable impact of acquisitions. The decline in volume was primarily driven by distribution channel destocking and the moderation of end market demand trends due to macroeconomic factors.
Gross profit and Gross profit margin
Gross profit decreased to $118.4 million for the three months ended July 1, 2023 from $166.8 million for the three months ended July 2, 2022, a decrease of $48.4 million or 29.0%.
Gross profit margin increased to 49.9% for the three months ended July 1, 2023 from 48.8% for the three months ended July 2, 2022, an increase of 110 basis points. Gross margin increased due to the net price increase discussed above and the reduction in spending, specifically in freight and overhead, coupled with benefits realized from tariff refunds, partially offset by lower operating leverage.
Gross profit decreased to $197.5 million for the six months ended July 1, 2023 from $329.9 million for the six months ended July 2, 2022, a decrease of $132.4 million or 40.1%.
Gross profit margin increased to 49.4% for the six months ended July 1, 2023 from 47.9% for the six months ended July 2, 2022, an increase of 150 basis points. Gross margin increased due to the net price increase discussed above and the reduction in spending, specifically in freight and overhead, coupled with benefits realized from tariff refunds, partially offset by lower operating leverage.
Segment income and Segment income margin
Segment income decreased to $71.0 million for the three months ended July 1, 2023 from $110.5 million for the three months ended July 2, 2022, a decrease of $39.5 million or 35.8%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense.

Segment income margin decreased to 29.9% for the three months ended July 1, 2023 from 32.3% for the three months ended July 2, 2022, a decrease of 240 basis points.
Segment income decreased to $104.2 million for the six months ended July 1, 2023 from $219.2 million for the six months ended July 2, 2022, a decrease of $115.0 million or 52.4%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense primarily from cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022 and the absence of a non-recurring one-time expense in the prior year related to the discontinuation of a product joint development agreement.
Segment income margin decreased to 26.1% for the six months ended July 1, 2023 from 31.8% for the six months ended July 2, 2022, a decrease of 570 basis points primarily resulting from decreased gross profit and operating expense leverage as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $76.9 million for the three months ended July 1, 2023 from $122.5 million for the three months ended July 2, 2022, a decrease of $45.6 million or 37.2%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 32.4% for the three months ended July 1, 2023 from 35.8% for the three months ended July 2, 2022, a decrease of 340 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $116.2 million for the six months ended July 1, 2023 from $236.7 million for the six months ended July 2, 2022, a decrease of $120.5 million or 50.9%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 29.0% for the six months ended July 1, 2023 from 34.4% for the six months ended July 2, 2022, a decrease of 540 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$46,191	$57,362	$93,623	$121,525
Gross profit	$18,068	$22,547	$36,946	$49,884
Gross profit margin %	39.1%	39.3%	39.5%	41.0%
Segment income	$9,384	$13,232	$19,234	$30,201
Segment income margin %	20.3%	23.1%	20.5%	24.9%
Adjusted segment income (a)	$9,627	$13,004	$19,705	$31,391
Adjusted segment income margin % (a)	20.8%	22.7%	21.0%	25.8%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $46.2 million for the three months ended July 1, 2023 from $57.4 million for the three months ended July 2, 2022, a decrease of $11.2 million or 19.5%.
Net sales decreased to $93.6 million for the six months ended July 1, 2023 from $121.5 million for the six months ended July 2, 2022, a decrease of $27.9 million or 23.0%.

The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(24.5)%	(26.6)%
Price, net of allowances and discounts	4.4%	4.5%
Currency and other	0.6%	(0.9)%
Total	(19.5)%	(23.0)%
The decrease for the three and six months ended July 1, 2023 in net sales was primarily due to a decline in volume, partially offset by the favorable impact of price increases. The decline in volume is driven by distribution channel destocking as well as geopolitical factors and macroeconomic uncertainty.
Gross profit and Gross profit margin
Gross profit decreased to $18.1 million for the three months ended July 1, 2023 from $22.5 million for the three months ended July 2, 2022, a decrease of $4.4 million or 19.9%.
Gross profit margin decreased to 39.1% for the three months ended July 1, 2023 from 39.3% for the three months ended July 2, 2022, a decrease of 20 basis points, primarily driven by unfavorable customer and product mix followed by the decline in volume resulting in lower operating leverage, the inflationary impact on utilities and materials, and the impact of obsolescence reserves.
Gross profit decreased to $36.9 million for the six months ended July 1, 2023 from $49.9 million for the six months ended July 2, 2022, a decrease of $13.0 million or 25.9%.
Gross profit margin decreased to 39.5% for the six months ended July 1, 2023 from 41.0% for the six months ended July 2, 2022, a decrease of 150 basis points, driven by the factors discussed above.
Segment income and Segment income margin
Segment income decreased to $9.4 million for the three months ended July 1, 2023 from $13.2 million for the three months ended July 2, 2022, a decrease of $3.8 million or 29.1%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense including lower bad debt, insurance and marketing expenses.
Segment income margin decreased by 280 basis points from 23.1% for the three months ended July 2, 2022 to 20.3% for the three months ended July 1, 2023, resulting from decreased gross profit margin as discussed above and lower operating expense leverage.
Segment income decreased to $19.2 million for the six months ended July 1, 2023 from $30.2 million for the six months ended July 2, 2022, a decrease of $11.0 million or 36.3%. This was driven by the factors discussed above.
Segment income margin decreased by 440 basis points, to 20.5% for the six months ended July 1, 2023 as compared to 24.9% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $9.6 million for the three months ended July 1, 2023 from $13.0 million for the three months ended July 2, 2022, a decrease of $3.4 million or 26.0%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 20.8% for the three months ended July 1, 2023 from 22.7% for the three months ended July 2, 2022, a decrease of 190 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $19.7 million for the six months ended July 1, 2023 from $31.4 million for the six months ended July 2, 2022, a decrease of $11.7 million or 37.2%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 21.0% for the six months ended July 1, 2023 from 25.8% for the six months ended July 2, 2022, a decrease of 480 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Non-GAAP Reconciliation
The Company uses EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.
EBITDA is defined as earnings before interest (including amortization of debt costs), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Total segment income represents net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. Adjusted segment income is defined as segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, total segment income, adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA and adjusted segment income should not be construed as an inference that our future results will be unaffected by these items.

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended July 1, 2023 and July 2, 2022:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$29,453	$66,260	$37,863	$140,292
Depreciation	4,228	4,758	8,590	9,598
Amortization	9,289	9,091	18,543	18,188
Interest expense	19,130	11,605	38,491	21,167
Income taxes	13,767	21,079	14,602	44,419
EBITDA	75,867	112,793	118,089	233,664
Stock-based compensation (a)	375	315	732	1,252
Currency exchange items (b)	1,205	3,453	1,131	2,724
Acquisition and restructuring related expense, net (c)	1,309	4,940	2,872	7,211
Other (d)	722	6,136	1,583	9,035
Total Adjustments	3,611	14,844	6,318	20,222
Adjusted EBITDA	$79,478	$127,637	$124,407	$253,886
Adjusted EBITDA margin	28.0%	32.0%	25.2%	31.3%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended July 1, 2023 are primarily driven by $0.5 million of separation costs associated with the enterprise cost-reduction program initiated in 2022, $0.5 million of integration costs from prior acquisitions and $0.3 million of costs associated with the relocation of the corporate headquarters. Adjustments in the three months ended July 2, 2022 primarily include $3.1 million of costs associated with the acquisition of the specialty lighting business of Halco Technologies, LLC (the “Specialty Lighting Business”), $1.2 million of costs associated with the relocation of the corporate headquarters and other immaterial items.

Adjustments in the six months ended July 1, 2023 are primarily driven by $1.3 million of separation costs associated with the enterprise cost-reduction program initiated in 2022, $0.8 million of integration costs from prior acquisitions and $0.6 million of costs associated with the relocation of the corporate headquarters. Adjustments in the six months ended July 2, 2022 are primarily driven by $3.3 million of costs associated with the relocation of the corporate headquarters, $3.2 million of transaction costs associated with the acquisition of the Specialty Lighting Business and other immaterial items.
(d)	Adjustments in the three months ended July 1, 2023 primarily include $0.3 million of costs incurred related to the selling stockholder offering of shares in May 2023, which are reported in SG&A in the unaudited condensed consolidated statement of operations, and other miscellaneous items the Company believes are not representative of its ongoing business operations. Adjustments in the three months ended July 2, 2022 are primarily driven by a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement, $0.9 million of costs associated with follow-on equity offerings, $0.7 million of transitional expenses incurred to enable go-forward public company regulatory compliance, and other miscellaneous items partially offset by $1.1 million of gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain.

Adjustments in the six months ended July 1, 2023 primarily includes $0.6 million of costs associated with follow-on equity offerings, $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and other miscellaneous items the Company believes are not representative of its ongoing business operations. Adjustments in the six months ended July 2, 2022 are primarily driven by a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement, $1.0 million of transitional expenses incurred to enable go-forward public company regulatory compliance, $0.9 million of costs associated with follow-on equity offerings, $0.9 million of expenses related to the corporate headquarters transition, $0.7 million of bad debt reserves related to certain customers impacted by the conflict between Russia and Ukraine, net of subsequent collections, and other immaterial items, partially offset by $1.1 million of gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain.

Following is a reconciliation from income from operations before income taxes to total segment income and adjusted segment income for the three and six months ended July 1, 2023 and July 2, 2022:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income from operations before income taxes	$43,220	$87,339	$52,465	$184,711
Expenses not allocated to segments
Corporate expense, net	8,425	8,386	14,524	17,665
Acquisition and restructuring related expense	1,309	4,940	2,872	7,211
Amortization of intangible assets	7,637	7,697	15,254	15,307
Interest expense, net	19,130	11,605	38,491	21,167
Other (income) expense, net	625	3,804	(134)	3,290
Segment income	80,346	123,771	123,472	249,351
Depreciation	4,068	4,454	8,373	8,957
Amortization	1,651	1,394	3,288	2,881
Stock-based compensation	192	829	365	459
Other (a)	290	5,040	388	6,450
Total Adjustments	6,201	11,717	12,414	18,747
Adjusted segment income	$86,547	$135,488	$135,886	$268,098
Adjusted segment income margin	30.5%	33.9%	27.5%	33.1%

(a)
The three and six months ended July 1, 2023 includes miscellaneous items we believe are not representative of our ongoing business operations. The three months ended July 2, 2022 is primarily driven by $5.5 million of costs associated with the discontinuation of a product joint development agreement that Hayward believes are not representative of its ongoing business operations. The six months ended July 2, 2022 includes $5.5 million of costs associated with the discontinuation of a product joint development agreement and $0.7 million of bad debt write-offs, net of subsequent collections, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

NAM	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment income	$70,962	$110,539	$104,238	$219,150
Depreciation	3,837	4,248	7,925	8,582
Amortization	1,651	1,394	3,288	2,881
Stock-based compensation	180	765	342	356
Other (a)	290	5,538	388	5,738
Total adjustments	5,958	11,945	11,943	17,557
Adjusted segment income	$76,920	$122,484	$116,181	$236,707
Adjusted segment income margin	32.4%	35.8%	29.0%	34.4%

(a)	The three months ended July 1, 2023 for NAM includes miscellaneous items the Company believes are not representative of its ongoing business operations. The three months ended July 2, 2022 includes a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement.

The six months ended July 1, 2023 for NAM includes miscellaneous items the Company believes are not representative of its ongoing business operations. The six months ended July 2, 2022 includes a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement and other immaterial miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

E&RW	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment income	$9,384	$13,232	$19,234	$30,201
Depreciation	231	206	448	375
Amortization	—	—	—	—
Stock-based compensation	12	64	23	103
Other (a)	—	(498)	—	712
Total Adjustments	243	(228)	471	1,190
Adjusted segment income	$9,627	$13,004	$19,705	$31,391
Adjusted segment income margin	20.8%	22.7%	21.0%	25.8%

(a)	The three months ended July 2, 2022 for E&RW includes $0.5 million of collections associated with previous bad debt write-offs related to certain customers impacted by the conflict between Russia and Ukraine.

The six months ended July 2, 2022 for E&RW represents $0.7 million of bad debt reserves related to certain customers impacted by the conflict between Russia and Ukraine, partially offset by subsequent collections.

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
Unrestricted cash and cash equivalents totaled $205.0 million as of July 1, 2023, which is an increase of $148.8 million from $56.2 million at December 31, 2022.
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
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €3.0 million as a local source of liquidity. As of July 1, 2023, the Spain revolving facility balance was zero with a borrowing availability of €3.0 million.

Long-term debt consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$980,000	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	124,063	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	5,895	4,593
Finance lease obligations	5,775	6,728
Subtotal	1,115,733	1,121,009
Less: Current portion of the long-term debt	(14,695)	(14,531)
Less: Unamortized debt issuance costs	(19,594)	(21,423)
Total	$1,081,444	$1,085,055
ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
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
For the three months ended July 1, 2023, the average borrowing base under the ABL Facility was $318.9 million and the average loan balance outstanding was $23.4 million. As of July 1, 2023, the loan balance was zero with a borrowing availability of $228.4 million.
For the six months ended July 1, 2023, the average borrowing base under the ABL Facility was $313.6 million and the average loan balance outstanding was $34.8 million.
First Lien Term Facilities
On May 22, 2023, the Company entered into the Fifth Amendment to the Company's First Lien Credit Agreement (the “First Lien Term Facility” and, together with the ABL Facility, the “Credit Facilities”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. For the Comparable Quarter, the borrowings under the First Lien Term Facility bore interest at a rate equal to LIBOR or a base rate plus an applicable margin of 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage ratio is less than 2.5x.
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

Per the First Lien Credit Agreement, the Company must make an annual mandatory prepayment of principal for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the first lien net leverage ratio is less than or equal to 2.5x, to fifty percent if the first lien net leverage ratio is greater than 3.0x. The First Lien Term Facility including the Incremental Term Loan B, matures on May 28, 2028.
As of July 1, 2023, the balance outstanding under the First Lien Term Facility was $980.0 million and the balance outstanding under the Incremental Term Loan B was $124.1 million.
For the three months ended July 1, 2023, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.78%. The effective interest rate is comprised of 7.83% for interest and 0.35% for financing costs, partially offset by 1.40% for interest income on the interest rate swaps.
For the six months ended July 1, 2023, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.61%. The effective interest rate is comprised of 7.51% for interest and 0.34% for financing costs, partially offset by 1.24% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of July 1, 2023, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Six Months Ended
	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$166,516	$63,676
Net cash used by investing activities	(15,698)	(77,188)
Net cash used by financing activities	(2,881)	(141,101)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	888	(2,218)
Change in cash and cash equivalents and restricted cash	$148,825	$(156,831)
Net cash provided by operating activities
Net cash provided by operating activities increased to $166.5 million for the six months ended July 1, 2023 from $63.7 million for the six months ended July 2, 2022, an increase of $102.8 million or 161.5%. The increase in cash provided was driven by cash generated by working capital compared to cash used for working capital during the prior-year period, partially offset by a decrease in net income.
Net cash used by investing activities
Net cash used in investing activities was $15.7 million for the six months ended July 1, 2023 compared to $77.2 million for the six months ended July 2, 2022, a decrease of $61.5 million or 79.7%. The decrease in cash used was driven by the absence of acquisition costs compared to the prior-year period which included $61.3 million for the acquisition of the Specialty Lighting Business.
Net cash used by financing activities
Net cash used by financing activities was $2.9 million for the six months ended July 1, 2023 compared to $141.1 million for the six months ended July 2, 2022, a decrease of $138.2 million or 98.0%. The higher cash used in the prior-year period was driven by $293.2 million in share repurchases, partially offset by $150.0 million of borrowings on the ABL Facility.

Off-Balance Sheet Arrangements
We had $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of July 1, 2023 and December 31, 2022.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first six months of 2023.

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
There have been no material changes in the interest rate risk during the six months ended July 1, 2023 from what we reported in our Annual Report on Form 10-K. The impact of transactional foreign exchange risk has decreased from what we previously reported in our Annual Report on Form 10-K, commensurate with the decrease in our net sales and net income for the business. Net sales made by our international operating locations that use a functional currency other than the U.S. dollar remains below approximately 20% for the six months ended July 1, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of July 1, 2023, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
Continuing Material Weaknesses
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
Remediation of Material Weaknesses
As disclosed in our Annual Report on Form 10-K, the Company has continued taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weakness. The Company has: (i) enhanced the internal control environment including formal documentation of policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries to address the material weaknesses identified in our Annual Report on Form 10-K; (ii) implemented IT general controls specific to key information systems that are relevant to the preparation of our consolidated financial statements, including user access review, program change management controls, computer operations controls and testing and approval controls for program development; and (iii) implemented business process controls over all significant business processes, including implementing appropriate level of precision.
The following additional remediation activities are ongoing: (i) ensure that IT general controls are being consistently operated and evidenced such that persuasive evidence is obtained that the IT general controls are effective and sustainable; (ii) ensure that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced; and (iii) ensure controls are fully evidenced to address segregation of duties risks that could present a reasonable possibility of material misstatements.
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
Changes in Internal Control over Financial Reporting
Other than those noted above, there have been no changes in the Company’s internal control over financial reporting during the three months ended July 1, 2023 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Prior to March 3, 2023, we were a “controlled company” within the meaning of the New York Stock Exchange's (“NYSE”) corporate governance standards because more than 50% of the voting power of our common stock was held by investment funds affiliated with CCMP Capital Advisors, L.P. (“CCMP”) and MSD Partners, L.P. (“MSD”). As a result of an underwritten trade on March 3, 2023, that group’s holdings fell to approximately 48% of our common stock, below the threshold at which we are considered a “controlled company” under NYSE rules. Even though we are not a “controlled company,” we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period. The NYSE rules require that our Board be composed of a majority of “independent directors,” as defined under the NYSE rules, by March 3, 2024, and that our compensation committee and our nominating and corporate governance committee each consist of a majority of “independent directors” by June 1, 2023 and entirely of “independent directors” by March 3, 2024. The compensation committee and nominating and corporate governance committee of our Board were composed entirely of independent directors as of June 1, 2023, and our Board is composed of a majority of independent directors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended July 1, 2023. The board of directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025.
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
As of July 1, 2023, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock for the three months ended July 1, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 2 - May 6, 2023	—	$—	—	$400,000,000
May 7 - June 3, 2023	—	—	—	400,000,000
June 4 - July 1, 2023	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our fiscal quarter ended July 1, 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into, modified or terminated (i) contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K. We refer to contracts, instructions, and written plans that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of all such trading plans below.
Kevin Holleran, President, Chief Executive Officer
On March 7, 2023, Kevin Holleran, our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Holleran, acting through a broker, may sell up to an aggregate of 403,711 shares of our common stock. Sales of shares under the plan may only occur from June 6, 2023 to December 29, 2023. The plan is scheduled to terminate on December 29, 2023, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Holleran or the broker, or as otherwise provided in the plan.
Eifion Jones, Chief Financial Officer
On March 8, 2023, Eifion Jones, our Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Jones, acting through a broker, may exercise stock options and sell up to an aggregate of 235,000 shares of our common stock. Sales of shares under the plan may only occur from June 7, 2023 to November 30, 2023. The plan is scheduled to terminate on November 30, 2023, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Jones or the broker, or as otherwise provided in the plan.
Fernando Blasco, Vice President, General Manager, Europe & Rest of World
On May 16, 2023, Fernando Blasco, our Vice President, General Manager, Europe & Rest of World, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Blasco, acting through a broker, may exercise stock options and sell up to an aggregate of 29,250 shares of our common stock. Sales of shares under the plan may only occur from August 15, 2023 to December 29, 2023. The plan is scheduled to terminate on December 29, 2023, subject to earlier termination upon the sale of all shares subject to the plan, under termination by Mr. Blasco or the broker, or as otherwise provided in the plan.
Rick Roetken, President, North America
On May 17, 2023, Rick Roetken, our President, North America entered into a Rule 10b5-1 Trading Plan that provides that Mr. Roetken, acting through a broker, may exercise stock options and sell up to an aggregate of 1,004,208 shares of our common stock. Sales of shares under the plan may only occur from August 16, 2023 to January 31, 2024. The plan is scheduled to terminate on January 31, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Roetken or the broker, or as otherwise provided in the plan.
Amendment to First Lien Term Facility
To effect the Company’s contemplated transition from LIBOR to another variable rate, on May 22, 2023, the Company entered into the Fifth Amendment to the Company's First Lien Credit Agreement (the “First Lien Term Facility”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 5 to First Lien Credit Agreement, dated May 22, 2023, by and among Hayward Industries, Inc., and Bank of America, N.A., as administrative agent and collateral agent.
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of August 2, 2023.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer