Form 10-Q
period 2023-09-30
Hayward Holdings, Inc.
filed 2023-10-31
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The registrant had outstanding 213,699,058 shares of common stock as of October 27, 2023.

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
• impacts on our business from political, regulatory, economic, trade and other risks associated with operating foreign businesses, including risks associated with geopolitical conflict;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$244,245	$56,177
Accounts receivable, net of allowances of $3,027 and $3,937, respectively	125,493	209,109
Inventories, net	221,450	283,658
Prepaid expenses	12,756	14,981
Income tax receivable	23,224	27,173
Other current assets	15,729	21,186
Total current assets	642,897	612,284
Property, plant, and equipment, net of accumulated depreciation of $92,163 and $84,119, respectively	159,527	149,828
Goodwill	932,216	932,396
Trademark	736,000	736,000
Customer relationships, net	211,727	230,503
Other intangibles, net	97,595	106,673
Other non-current assets	103,120	107,329
Total assets	$2,883,082	$2,875,013
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of the long-term debt	$14,646	$14,531
Accounts payable	47,616	54,022
Accrued expenses and other liabilities	135,620	163,283
Income taxes payable	—	574
Total current liabilities	197,882	232,410
Long-term debt, net	1,080,259	1,085,055
Deferred tax liabilities, net	258,514	264,111
Other non-current liabilities	66,093	70,403
Total liabilities	1,602,748	1,651,979
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock $0.001 par value, 750,000,000 authorized; 242,356,177 issued and 213,689,808 outstanding at September 30, 2023; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022	243	241
Additional paid-in capital	1,078,200	1,069,878
Common stock in treasury; 28,666,369 and 28,666,369 at September 30, 2023 and December 31, 2022, respectively	(357,637)	(357,415)
Retained earnings	549,873	500,222
Accumulated other comprehensive income	9,655	10,108
Total stockholders’ equity	1,280,334	1,223,034
Total liabilities, redeemable stock, and stockholders’ equity	$2,883,082	$2,875,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$220,304	$245,267	$713,983	$1,055,169
Cost of sales	114,893	137,483	374,171	567,626
Gross profit	105,411	107,784	339,812	487,543
Selling, general, and administrative expense	59,454	50,493	172,057	188,297
Research, development, and engineering expense	6,177	6,142	19,027	16,411
Acquisition and restructuring related expense	3,348	2,288	6,220	9,499
Amortization of intangible assets	7,523	8,521	22,777	23,828
Operating income	28,909	40,340	119,731	249,508
Interest expense, net	17,448	13,938	55,939	35,105
Other (income) expense, net	1,932	(234)	1,798	3,056
Total other expense	19,380	13,704	57,737	38,161
Income from operations before income taxes	9,529	26,636	61,994	211,347
Provision (benefit) for income taxes	(2,259)	3,549	12,343	47,968
Net income	$11,788	$23,087	$49,651	$163,379

Earnings per share
Basic	$0.06	$0.11	$0.23	$0.74
Diluted	$0.05	$0.10	$0.23	$0.70

Weighted average common shares outstanding
Basic	213,416,502	212,905,429	212,933,763	222,009,824
Diluted	220,863,228	222,006,615	220,634,232	232,131,395

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	September 30, 2023			October 1, 2022
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$11,788			$23,087
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,235)	—	(5,235)	(15,589)	—	(15,589)
Net change on cash flow hedges	961	(240)	721	19,053	(4,763)	14,290
Comprehensive income			$7,274			$21,788

	Nine Months Ended
	September 30, 2023			October 1, 2022
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$49,651			$163,379
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,625)	—	(1,625)	(27,069)	—	(27,069)
Net change on cash flow hedges	1,562	(390)	1,172	33,805	(8,451)	25,354
Comprehensive income			$49,198			$161,664

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	8,410	—	8,410
Stock-based compensation	—	—	2,047	—	—	—	2,047
Issuance of Common Stock for compensation plans	912,288	1	569	—	—	—	570
Repurchase of stock	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(3,933)	(3,933)
Balance as of April 1, 2023	212,775,069	$242	$1,072,494	$(357,424)	$508,632	$6,175	$1,230,119
Net income	—	—	—	—	29,453	—	29,453
Stock-based compensation	—	—	2,099	—	—	—	2,099
Issuance of Common Stock for compensation plans	231,354	—	156	—	—	—	156
Other comprehensive income	—	—	—	—	—	7,994	7,994
Balance as of July 1, 2023	213,006,423	$242	$1,074,749	$(357,424)	$538,085	$14,169	$1,269,821
Net income	—	—	—	—	11,788	—	11,788
Stock-based compensation	—	—	2,555	—	—	—	2,555
Issuance of Common Stock for compensation plans	683,385	1	896	—	—	—	897
Repurchase of stock	—	—	—	(213)	—	—	(213)
Other comprehensive loss	—	—	—	—	—	(4,514)	(4,514)
Balance as of September 30, 2023	213,689,808	$243	$1,078,200	$(357,637)	$549,873	$9,655	$1,280,334

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	74,032	—	74,032
Stock-based compensation	—	—	1,641	—	—	—	1,641
Issuance of Common Stock for compensation plans	403,158	1	427	—	—	—	428
Repurchase of stock	(4,080,000)	—	—	(80,807)	—	—	(80,807)
Other comprehensive income	—	—	—	—	—	8,113	8,113
Balance as of April 2, 2022	229,379,957	$239	$1,060,792	$(94,873)	$394,907	$11,855	$1,372,920
Net income	—	—	—	—	66,260	—	66,260
Stock-based compensation	—	—	1,991	—	—	—	1,991
Issuance of Common Stock for compensation plans	748,247	1	1,330	—	—	—	1,331
Repurchase of stock	(14,441,118)	—	—	(212,352)	—	—	(212,352)
Other comprehensive loss	—	—	—	—	—	(8,529)	(8,529)
Balance as of July 2, 2022	215,687,086	$240	$1,064,113	$(307,225)	$461,167	$3,326	$1,221,621
Net income	—	—	—	—	23,087	—	23,087
Stock-based compensation	—	—	2,155	—	—	—	2,155
Issuance of Common Stock for compensation plans	359,306	—	880	—	—	—	880
Repurchase of stock	(4,769,834)	—	—	(50,183)	—	—	(50,183)
Other comprehensive loss	—	—	—	—	—	(1,299)	(1,299)
Balance as of October 1, 2022	211,276,558	$240	$1,067,148	$(357,408)	$484,254	$2,027	$1,196,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities
Net income	$49,651	$163,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,018	13,931
Amortization of intangible assets	27,803	28,437
Amortization of deferred debt issuance fees	3,458	2,312
Stock-based compensation	6,701	5,787
Deferred income taxes	(5,965)	(4,221)
Allowance for bad debts	(906)	869
Loss on disposal of property, plant and equipment	945	5,550
Changes in operating assets and liabilities
Accounts receivable	85,216	96,874
Inventories	61,715	(70,469)
Other current and non-current assets	9,500	(16,902)
Accounts payable	(6,265)	(24,472)
Accrued expenses and other liabilities	(27,934)	(57,411)
Net cash provided by operating activities	216,937	143,664

Cash flows from investing activities
Purchases of property, plant, and equipment	(22,623)	(23,533)
Acquisitions, net of cash acquired	—	(61,337)
Proceeds from sale of property, plant, and equipment	13	4
Net cash used by investing activities	(22,610)	(84,866)

Cash flows from financing activities
Proceeds from revolving credit facility	144,100	150,000
Payments on revolving credit facility	(144,100)	(50,000)
Proceeds from issuance of long-term debt	3,320	—
Payments of long-term debt	(9,325)	(7,500)
Proceeds from issuance of short-term notes payable	6,130	8,119
Payments of short-term notes payable	(5,174)	(2,849)
Purchase of common stock for treasury	(222)	(343,319)
Other, net	73	(398)
Net cash used by financing activities	(5,198)	(245,947)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,061)	(5,740)
Change in cash and cash equivalents and restricted cash	188,068	(192,889)
Cash and cash equivalents and restricted cash, beginning of period	56,177	265,796
Cash and cash equivalents and restricted cash, end of period	$244,245	$72,907

Supplemental disclosures of cash flow information
Cash paid-interest	$56,438	$32,725
Cash paid-income taxes	14,913	93,503
Equipment financed under finance leases	—	1,603

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer and manufacturer of pool and outdoor living technology. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (three) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less working day in the three and nine months ended September 30, 2023 than in the respective 2022 periods.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Product groups
Residential pool	$198,073	$223,661	$646,608	$990,693
Commercial pool	9,518	8,370	30,595	27,262
Industrial flow control	12,713	13,236	36,780	37,214
Total	$220,304	$245,267	$713,983	$1,055,169

Geographic
United States	$174,317	$190,849	$543,471	$795,781
Canada	10,754	12,825	41,655	96,269
Europe	17,495	18,674	72,705	100,062
Rest of World	17,738	22,919	56,152	63,057
Total international	45,987	54,418	170,512	259,388
Total	$220,304	$245,267	$713,983	$1,055,169

4. Inventories
Inventories, net, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$97,984	$133,516
Work in progress	15,600	16,467
Finished goods	107,866	133,675
Total	$221,450	$283,658

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Selling, promotional and advertising	$39,710	$47,511
Warranty reserve	17,036	19,652
Employee compensation and benefits	15,062	18,955
Inventory purchases	14,639	24,154
Insurance reserve	9,997	9,987
Operating lease liability - short term	7,907	8,749
Freight	4,305	3,820
Short-term notes payable	4,012	3,056
Business restructuring costs	3,647	2,337
Deferred income	3,107	7,178
Professional fees	2,368	1,543
Payroll taxes	619	1,404
Other accrued liabilities	13,211	14,937
Total	$135,620	$163,283

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	18,000
Accrual for warranties issued during the period	10,135
Payments	(11,309)
Balance at July 1, 2023	16,826
Accrual for warranties issued during the period	16,382
Payments	(16,172)
Balance at September 30, 2023	$17,036

Balance at December 31, 2021	$24,174
Accrual for warranties issued during the period	9,413
Payments	(6,399)
Balance at April 2, 2022	27,188
Accrual for warranties issued during the period	8,784
Payments	(9,053)
Balance at July 2, 2022	26,919
Accrual for warranties issued during the period	6,199
Payments	(12,594)
Balance at October 1, 2022	$20,524

Warranty expenses for the three and nine months ended September 30, 2023 were $16.4 million and $31.9 million, respectively, and $6.2 million and $24.4 million, respectively, for the three and nine months ended October 1, 2022.

6. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2023 and October 1, 2022 was (23.7)% and 13.3%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and prior period return to provision adjustments.
The Company’s effective tax rate for the nine months ended September 30, 2023 and October 1, 2022 was 19.9% and 22.7%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and prior period return to provision adjustments, partially offset by the recognition of withholding taxes on the accumulated earnings of one of the Company’s subsidiaries due to a change in its indefinite reinvestment assertion with respect to that jurisdiction.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at September 30, 2023 or October 1, 2022.
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

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$977,500	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	123,750	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	7,028	4,593
Finance lease obligations	5,212	6,728
Subtotal	1,113,490	1,121,009
Less: Current portion of the long-term debt	(14,646)	(14,531)
Less: Unamortized debt issuance costs	(18,585)	(21,423)
Total	$1,080,259	$1,085,055

On May 22, 2023, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Company’s First Lien Credit Agreement (the “First Lien Term Facility”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x.
The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company does not have a mandatory prepayment for 2023 based on the First Lien Leverage Ratio as of December 31, 2022 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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
As of September 30, 2023 and October 1, 2022, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million and $500.0 million, respectively. During the three months ended July 1, 2023 and concurrent with the Fifth Amendment to the First Lien Credit Agreement, the Company contemporaneously entered into new interest rate swap

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

agreements to align our interest rate swaps with the designated reference rate effectuated by the Fifth Amendment to the First Lien Term Facility.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended September 30, 2023 and October 1, 2022, the Company recognized $1.2 million and $4.5 million of income, respectively, and for the nine months ended September 30, 2023 and October 1, 2022, the Company recognized $0.3 million of expense and $3.1 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities
	September 30, 2023			December 31, 2022
Interest rate swaps	$—	$33,238	$—	$—	$31,676	$—
Foreign exchange contracts	901	—	35	1,450	—	232
Total	$901	$33,238	$35	$1,450	$31,676	$232
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest rate swaps (3)	$5,244	$14,290	$4,284	$122	Interest expense, net

(1) The tax expense on the gain (loss) recognized in AOCI for the the three months ended September 30, 2023 and October 1, 2022 was $0.2 million and $4.8 million, respectively.
(2) The tax expense on the gain (loss) reclassified from AOCI to earnings for the the three months ended September 30, 2023 and October 1, 2022 was $1.1 million and zero, respectively.
(3) The Company estimates that $17.7 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest rate swaps	$12,753	$25,354	$11,191	$(2,127)	Interest expense, net
(1) The tax expense on the gain (loss) recognized in AOCI for the the nine months ended September 30, 2023 and October 1, 2022 was $0.4 million and $8.5 million, respectively.
(2) The tax expense and benefit, respectively, on the gain (loss) reclassified from AOCI to earnings for the the nine months ended September 30, 2023 and October 1, 2022 was $2.8 million and $0.5 million, respectively.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of September 30, 2023, the Company’s long-term debt instruments had a carrying value of $1,101.3 million (excluding finance leases, the ABL Facility, and other bank debt) and a fair value of approximately $1,092.4 million. As of December 31, 2022, the Company’s long-term debt instruments had a carrying value of $1,109.7 million and a fair value of approximately $1,071.5 million. The estimated fair value of the long-term debt is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment net sales less cost of sales, segment selling, general, and administrative expenses (“SG&A”) and research, development, and engineering expense (“RD&E”), excluding segment acquisition and restructuring related expense as well as amortization of intangible assets recorded within segment SG&A expense. The accounting policies of the segments are the same as those of Holdings.
The North America segment manufactures and sells residential and commercial swimming pool equipment and supplies as well as equipment that controls the flow of fluids. This segment is composed of three reporting units.
The Europe & Rest of World segment manufactures and sells residential and commercial swimming pool equipment and supplies. This segment is composed of two reporting units.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2023			October 1, 2022
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$185,070	$35,234	$220,304	$203,674	$41,593	$245,267
Segment income	40,108	6,413	46,521	48,704	8,789	57,493
Capital expenditures (1)	6,524	120	6,644	8,035	387	8,422
Depreciation and amortization (1)(2)	5,765	246	6,011	3,853	196	4,049
Intersegment sales	1,734	79	1,813	3,759	47	3,806

	Nine Months Ended			Nine Months Ended
	September 30, 2023			October 1, 2022
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$585,126	$128,857	$713,983	$892,050	$163,119	$1,055,169
Segment income	144,346	25,647	169,993	267,854	38,990	306,844
Capital expenditures (1)	21,110	1,082	22,192	18,611	1,977	20,588
Depreciation and amortization (1)(2)	16,978	694	17,672	17,044	571	17,615
Intersegment sales	9,453	187	9,640	27,437	401	27,838

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total segment income	$46,521	$57,493	$169,993	$306,844
Corporate expense, net	6,741	6,344	21,265	24,009
Acquisition and restructuring related expense	3,348	2,288	6,220	9,499
Amortization of intangible assets	7,523	8,521	22,777	23,828
Operating income	28,909	40,340	119,731	249,508
Interest expense, net	17,448	13,938	55,939	35,105
Other (income) expense, net	1,932	(234)	1,798	3,056
Total other expense	19,380	13,704	57,737	38,161
Income from operations before income taxes	$9,529	$26,636	$61,994	$211,347

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income attributable to common stockholders	$11,788	$23,087	$49,651	$163,379

Weighted average number of common shares outstanding, basic	213,416,502	212,905,429	212,933,763	222,009,824
Effect of dilutive securities(a)	7,446,726	9,101,186	7,700,469	10,121,571
Weighted average number of common shares outstanding, diluted	220,863,228	222,006,615	220,634,232	232,131,395

Earnings per share attributable to common stockholders, basic	$0.06	$0.11	$0.23	$0.74
Earnings per share attributable to common stockholders, diluted	$0.05	$0.10	$0.23	$0.70
(a) For the three months ended September 30, 2023 and October 1, 2022 there were potential common shares totaling approximately 2.9 million and 2.5 million, respectively, and for the nine months ended September 30, 2023 and October 1, 2022, there were potential common shares totaling approximately 2.8 million and 2.2 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). The plaintiff in the Erie County action has sought that its action be consolidated with the City of Southfield action. The complaints filed in both actions allege, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding growth and demand trends following our initial public offering in March 2021. The complaints seek unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees. We intend to defend the claims in both actions vigorously, and are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$885	$11,941
Finance leases	—	1,531
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Other non-current assets	$59,699	$65,495
Accrued expenses and other liabilities	7,907	8,749
Other non-current liabilities	59,682	64,800
Total operating lease liabilities	67,589	73,549

Finance leases
Property, plant and equipment	10,802	10,879
Accumulated depreciation	(2,229)	(1,991)
Property, plant and equipment, net	8,573	8,888

Current maturities of long-term debt	1,893	2,206
Long-term debt	3,319	4,522
Total finance lease liabilities	$5,212	$6,728

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
Dividends paid
For the three and nine months ended September 30, 2023 and October 1, 2022 no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended September 30, 2023. As of September 30, 2023, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and nine months ended September 30, 2023 was $2.6 million, and $6.7 million, respectively, and $2.2 million and $5.8 million, respectively, for the three and nine months ended October 1, 2022.
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
During the nine months ended September 30, 2023, the Company granted 737,907 options, 503,443 time-based restricted stock units and 147,792 performance-based restricted stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $4.73, $11.86 and $11.81 respectively.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Business restructuring costs	$3,348	$2,288	$5,426	$6,276
Acquisition transaction and integration costs	—	—	794	3,223
Total	$3,348	$2,288	$6,220	$9,499
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of September 30, 2023, the Company has largely completed the relocation. The estimated severance and retention costs pertaining to this relocation are approximately $6.3 million. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $2.1 million of expense related to the relocation during the nine months ended September 30, 2023.
During the third quarter of 2022, the Company initiated an enterprise cost reduction program to address the current market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor in our production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities with initial savings commencing in the third quarter of 2022. For the nine months ended September 30, 2023, the Company incurred $1.3 million of expense related to the cost reduction program. These include severance and employee benefit costs, as well as other direct separation benefit costs.
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three months ended September 30, 2023, the Company incurred $1.9 million of expense related to the programs, which include severance and employee benefit costs, as well as other direct separation benefit costs.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of September 30, 2023
One-time termination benefits	$2,422	$4,894	$(3,731)	$3,585
Facility-related	—	—	—	—
Other	—	532	(470)	62
Total	$2,422	$5,426	$(4,201)	$3,647

		2022 Activity
	Liability as of December 31, 2021	Costs Recognized	Cash Payments	Liability as of October 1, 2022
One-time termination benefits	$1,035	$3,609	$(2,677)	$1,967
Facility-related	27	337	(364)	—
Other (1)	4,374	2,330	(4,981)	1,723
Total	$5,436	$6,276	$(8,022)	$3,690

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

17. Related-Party Transactions
During the three and nine months ended September 30, 2023, the Company did not incur any significant related party transactions.
During the nine months ended October 1, 2022, as part of the Company’s previously announced $450 million share repurchase program, the Company agreed to repurchase shares of common stock under two separate agreements from certain affiliates of one of the Company’s then-controlling stockholders, CCMP Capital Advisors, LP (“CCMP”).
First, the Company agreed on January 24, 2022 to repurchase 4.08 million shares at a price per share of $19.80, for an aggregate consideration of approximately $81 million. The price per share was approved by an independent committee of the Board of Directors and is the same price at which certain affiliates of the Company’s then-controlling stockholders sold their shares in a block trade in compliance with Rule 144. Closing of this share repurchase occurred on March 11, 2022.
Second, on May 2, 2022, the Company agreed to purchase 8.0 million shares being sold as part of an underwritten offering (the “Underwritten Offering”) by certain affiliates of CCMP, at a price per share of approximately $13.88, for an aggregate consideration of approximately $111 million. The price per share was approved by an independent committee of the Board of Directors and is the same price at which the underwriters agreed to purchase shares from the selling stockholders in the Underwritten Offering. Closing of this share repurchase occurred on May 5, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

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
NAM accounted for 84% and 83% of total net sales for the three months ended September 30, 2023 and October 1, 2022, respectively, and E&RW accounted for 16% and 17% of total net sales for the three months ended September 30, 2023 and October 1, 2022, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and nine months ended September 30, 2023 and the three and nine months ended October 1, 2022 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 date. This resulted in one less working day in the three and nine months ended September 30, 2023 compared to the respective 2022 periods. Throughout this discussion we may refer to the three months ended September 30, 2023 and the three months ended October 1, 2022 as the “Third Quarter” and “Comparable Quarter,” respectively.
Impact of COVID-19
Residential pool equipment sales increased during the first two years of the COVID-19 pandemic. This increase in demand was experienced broadly across all of our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that during this period, the pandemic reinforced existing pool industry growth trends, as well as partially accelerated demand due to the impact of longer lead times that resulted from supply chain shortages. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-fueled demand trends have generally abated and the industry has returned to more normalized historical seasonal trends.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “early buy” program, which features a price discount and extended payment terms. Under the early buy program for 2023, we generally ship products from September 2023 to March 2024 and receive payments for these shipments during February through July 2024. The favorable payment terms extended as part of the early buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early buy extended terms and increases through June due to higher sales in the second quarter. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
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

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most relevant GAAP measure see “—Non-GAAP Reconciliation.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and nine months ended September 30, 2023 and October 1, 2022 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$220,304	$245,267	$713,983	$1,055,169
Cost of sales	114,893	137,483	374,171	567,626
Gross profit	105,411	107,784	339,812	487,543
Selling, general, and administrative expense	59,454	50,493	172,057	188,297
Research, development, and engineering expense	6,177	6,142	19,027	16,411
Acquisition and restructuring related expense	3,348	2,288	6,220	9,499
Amortization of intangible assets	7,523	8,521	22,777	23,828
Operating income	28,909	40,340	119,731	249,508
Interest expense, net	17,448	13,938	55,939	35,105
Other (income) expense, net	1,932	(234)	1,798	3,056
Total other expense	19,380	13,704	57,737	38,161
Income from operations before income taxes	9,529	26,636	61,994	211,347
Provision (benefit) for income taxes	(2,259)	3,549	12,343	47,968
Net income	$11,788	$23,087	$49,651	$163,379
Adjusted EBITDA (a)	$47,211	$60,427	$171,618	$314,313
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales decreased to $220.3 million for the three months ended September 30, 2023 from $245.3 million for the three months ended October 1, 2022, a decrease of $25.0 million or 10.2%. See the segment discussion below for further information.
Net sales decreased to $714.0 million for the nine months ended September 30, 2023 from $1,055.2 million for the nine months ended October 1, 2022, a decrease of $341.2 million or 32.3%. See the segment discussion below for further information.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Volume	(7.7)%	(35.9)%
Price, net of discounts and allowances	(2.8)%	2.8%
Acquisitions	—%	0.9%
Currency and other	0.3%	(0.1)%
Total	(10.2)%	(32.3)%
This decrease for the three months ended September 30, 2023 was primarily the result of a decline in volume and net price, partially offset by the favorable impact of currency translation. The decline in volume was driven by distribution channel destocking and the moderation of end market demand trends due to macroeconomic factors. The decrease in net price resulted from an increase in sales allowances for the three months ended September 30, 2023, which was primarily driven by activity in our seasonal year rewards programs, partially offset by positive list price realization.

This decrease for the nine months ended September 30, 2023 was primarily the result of a decline in volume, partially offset by increases in price, as well as the favorable impact of acquisitions. The decline in volume was primarily driven by distribution channel destocking and the moderation of end market demand trends due to macroeconomic factors.
Gross profit and Gross profit margin
Gross profit decreased to $105.4 million for the three months ended September 30, 2023 from $107.8 million for the three months ended October 1, 2022, a decrease of $2.4 million or 2.2%.
Gross profit margin increased to 47.8% for the three months ended September 30, 2023 compared to 43.9% for the three months ended October 1, 2022, an increase of 390 basis points, primarily due to management of our manufacturing costs, including reduced costs specifically in freight and tariffs, partially offset by lower operating leverage and the net price impact discussed above. The Comparable Quarter included a 108 basis points reduction to gross profit margin due to a non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the specialty lighting business of Halco Lighting Technologies, LLC, which includes the brands J&J Electronics and Sollos (the “Specialty Lighting Business”).
Gross profit decreased to $339.8 million for the nine months ended September 30, 2023 from $487.5 million for the nine months ended October 1, 2022, a decrease of $147.7 million or 30.3%.
Gross profit margin increased to 47.6% for the nine months ended September 30, 2023 compared to 46.2% for the nine months ended October 1, 2022, an increase of 140 basis points, primarily due to the net price increase discussed above and management of our manufacturing costs, partially offset by lower operating leverage. The comparable prior-year period experienced increased procurement costs for certain components due to supply constraints.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $59.5 million for the three months ended September 30, 2023 from $50.5 million for the three months ended October 1, 2022, an increase of $9.0 million or 17.7%, primarily as a result of increased field service warranty costs.
As a percentage of net sales, SG&A increased to 27.0% for the three months ended September 30, 2023 as compared to 20.6% for three months ended October 1, 2022, an increase of 640 basis points driven by reduced operating leverage.
SG&A decreased to $172.1 million for the nine months ended September 30, 2023 from $188.3 million for the nine months ended October 1, 2022, a decrease of $16.2 million or 8.6%, primarily as a result of cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022, the absence of a non-recurring one-time expense associated with the discontinuation of a product joint development agreement present in the prior-year period, as well as decreased professional and bad debt expenses, partially offset by higher warranty expense.
As a percentage of net sales, SG&A increased to 24.1% for the nine months ended September 30, 2023 as compared to 17.8% for nine months ended October 1, 2022, an increase of 630 basis points driven by reduced operating leverage.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) remained relatively consistent at $6.2 million for the three months ended September 30, 2023 compared with $6.1 million for the three months ended October 1, 2022. RD&E spend continues to be focused on new product development.
As a percentage of net sales, RD&E was 2.8% for the three months ended September 30, 2023 compared to 2.5% for the three months ended October 1, 2022, an increase of 30 basis points driven by reduced operating leverage.
RD&E increased to $19.0 million for the nine months ended September 30, 2023 compared with $16.4 million for the nine months ended October 1, 2022. The increase is driven by a focus on new product development. As a percentage of net sales, RD&E was 2.7% for the nine months ended September 30, 2023 compared to 1.6% for the nine months ended October 1, 2022, an increase of 110 basis points driven by reduced operating leverage.
Acquisition and restructuring related expense
For the three months ended September 30, 2023, we incurred $3.3 million of acquisition and restructuring related expense as compared to $2.3 million of expense for the three months ended October 1, 2022. The expense in the Third Quarter was primarily related to severance and retention costs associated with the centralization and consolidation of operations in Europe, along with the relocation of the corporate headquarters from New Jersey to North Carolina, compared to the Comparable

Quarter which was primarily related to costs associated with the corporate headquarters relocation and the reduction-in-force executed in the Comparable Quarter.
For the nine months ended September 30, 2023, we incurred $6.2 million of acquisition and restructuring related expense as compared to $9.5 million of expense for the nine months ended October 1, 2022. The nine months ended September 30, 2023 primarily included severance and employee benefit costs as part of the corporate headquarters relocation, the centralization of operations in Europe and as part of the enterprise cost reduction program initiated in 2022 along with acquisition integration costs. The nine months ended October 1, 2022 primarily included transaction costs associated with the acquisition of the Specialty Lighting Business, and costs associated with the cost reduction program and the corporate headquarters relocation.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three and nine months ended September 30, 2023 and October 1, 2022, amortization of intangible assets decreased $1.0 million and $1.1 million, respectively, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income
For the three and nine months ended September 30, 2023, operating income decreased $11.4 million and $129.8 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, increased to $17.4 million for the three months ended September 30, 2023 from $13.9 million for the three months ended October 1, 2022.
Interest expense for the three months ended September 30, 2023 consisted of $19.2 million of interest on the outstanding debt and $1.2 million of amortization of deferred financing fees, partially offset by $3.0 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.34% for the three months ended September 30, 2023.
Interest expense for the three months ended October 1, 2022 consisted of $13.2 million of interest on the outstanding debt and $0.8 million of amortization of deferred financing fees, partially offset by $0.1 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 5.04% for the three months ended October 1, 2022.
Interest expense increased by $3.5 million for the Third Quarter compared to the Comparable Quarter, primarily due to variable rate increases on the Company’s First Lien Term Facility, partially offset by net interest income on the interest rate swaps and interest income on cash investment balances.
For the nine months ended September 30, 2023, interest expense, net, increased to $55.9 million from $35.1 million for the nine months ended October 1, 2022.
Interest expense for the nine months ended September 30, 2023 consisted of $56.5 million of interest on the outstanding debt and $3.5 million of amortization of deferred financing fees, partially offset by $4.1 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.02% for the nine months ended September 30, 2023.
Interest expense for the nine months ended October 1, 2022 consisted of $33.0 million of interest on the outstanding debt and $2.3 million of amortization of deferred financing fees, partially offset by $0.2 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 4.37% for the nine months ended October 1, 2022.
Interest expense increased by $20.8 million primarily due to variable rate increases on the Company’s First Lien Term Facility, partially offset by net interest income on the interest rate swaps and interest income on cash investment balances.
Provision for income taxes
We realized income tax benefit of $2.3 million for the three months ended September 30, 2023 compared to an income tax expense of $3.5 million for the three months ended October 1, 2022, a decrease of $5.8 million or 163.7%.
The decrease in the Company’s effective tax rate from 13.3% for the three months ended October 1, 2022 to (23.7)% for the three months ended September 30, 2023 was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and prior period return-to-provision adjustments.

We incurred income tax expense of $12.3 million for the nine months ended September 30, 2023 compared to an income tax expense of $48.0 million for the nine months ended October 1, 2022, a decrease of $35.7 million or 74.3%.
The decrease in the Company’s effective tax rate from 22.7% for the nine months ended October 1, 2022 to 19.9% for the nine months ended September 30, 2023 was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and prior period return to provision adjustments, partially offset by a discrete tax expense related to a change in the indefinite reinvestment assertion for one jurisdiction.
Net income
As a result of the foregoing, net income decreased $11.3 million and $113.7 million for the three and nine months ended September 30, 2023, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA decreased to $47.2 million for the three months ended September 30, 2023 from $60.4 million for the three months ended October 1, 2022, a decrease of $13.2 million or 21.9%, driven primarily by lower net sales and an increase in SG&A expense.
Adjusted EBITDA margin decreased to 21.4% for the three months ended September 30, 2023 compared to 24.6% for the three months ended October 1, 2022, a decrease of 320 basis points, primarily driven by lower operating leverage.
Adjusted EBITDA decreased to $171.6 million for the nine months ended September 30, 2023 from $314.3 million for the nine months ended October 1, 2022, a decrease of $142.7 million or 45.4%, driven primarily by lower net sales resulting in a decrease in gross profit of $147.7 million.
Adjusted EBITDA margin decreased to 24.0% for the nine months ended September 30, 2023 compared to 29.8% for the nine months ended October 1, 2022, a decrease of 580 basis points, primarily driven by lower operating leverage.
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
Segment income represents segment net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these metrics to the most directly comparable GAAP metric.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2023			October 1, 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$220,304	$185,070	$35,234	$245,267	$203,674	$41,593
Gross profit	$105,411	$91,456	$13,955	$107,784	$91,850	$15,934
Gross profit margin %	47.8%	49.4%	39.6%	43.9%	45.1%	38.3%

Income from operations before income taxes	$9,529			$26,636
Expenses not allocated to segments
Corporate expense, net	6,741			6,344
Acquisition and restructuring related expense	3,348			2,288
Amortization of intangible assets	7,523			8,521
Interest expense, net	17,448			13,938
Other (income) expense, net	1,932			(234)
Segment income (a) (b)	$46,521	$40,108	$6,413	$57,493	$48,704	$8,789
Segment income margin % (a) (b)	21.1%	21.7%	18.2%	23.4%	23.9%	21.1%
Adjusted segment income (b)	$52,733	$46,063	$6,670	$65,510	$56,879	$8,631
Adjusted segment income margin % (b)	23.9%	24.9%	18.9%	26.7%	27.9%	20.8%

(Dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2023			October 1, 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$713,983	$585,126	$128,857	$1,055,169	$892,050	$163,119
Gross profit	$339,812	$288,911	$50,901	$487,543	$421,725	$65,818
Gross profit margin %	47.6%	49.4%	39.5%	46.2%	47.3%	40.3%

Income from operations before income taxes	$61,994			$211,347
Expenses not allocated to segments
Corporate expense, net	21,265			24,009
Acquisition and restructuring related expense	6,220			9,499
Amortization of intangible assets	22,777			23,828
Interest expense, net	55,939			35,105
Other (income) expense, net	1,798			3,056
Segment income (a) (b)	$169,993	$144,346	$25,647	$306,844	$267,854	$38,990
Segment income margin % (a) (b)	23.8%	24.7%	19.9%	29.1%	30.0%	23.9%
Adjusted segment income (b)	$188,619	$162,244	$26,375	$333,608	$293,586	$40,022
Adjusted segment income margin % (b)	26.4%	27.7%	20.5%	31.6%	32.9%	24.5%
(a) Total segment income is a non-GAAP measure.
(b) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$185,070	$203,674	$585,126	$892,050
Gross profit	$91,456	$91,850	$288,911	$421,725
Gross profit margin %	49.4%	45.1%	49.4%	47.3%
Segment income	$40,108	$48,704	$144,346	$267,854
Segment income margin %	21.7%	23.9%	24.7%	30.0%
Adjusted segment income (a)	$46,063	$56,879	$162,244	$293,586
Adjusted segment income margin % (a)	24.9%	27.9%	27.7%	32.9%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $185.1 million for the three months ended September 30, 2023 from $203.7 million for the three months ended October 1, 2022, a decrease of $18.6 million or 9.1%.
Net sales decreased to $585.1 million for the nine months ended September 30, 2023 from $892.1 million for the nine months ended October 1, 2022, a decrease of $307.0 million or 34.4%.
The year-over-year net sales decrease was driven by the following factors:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Volume	(4.8)%	(37.8)%
Price, net of allowances and discounts	(4.2)%	2.5%
Acquisitions	—%	1.1%
Currency and other	(0.1)%	(0.2)%
Total	(9.1)%	(34.4)%
This decrease for the three months ended September 30, 2023 was primarily the result of a decline in volume along with a decrease in net price driven by comparably increased sales allowances. The decline in volume was driven by distribution channel destocking and the moderation of end market demand trends due to macroeconomic factors. The decrease in net price resulted from a comparable increase in sales allowances, which was primarily driven by activity in our seasonal year rewards programs, partially offset by positive list price realization.
This decrease for the nine months ended September 30, 2023 was primarily the result of a decline in volume, partially offset by increases in price, as well as the favorable impact of acquisitions. The decline in volume was primarily driven by distribution channel destocking and the moderation of end market demand trends due to macroeconomic factors.
Gross profit and Gross profit margin
Gross profit decreased to $91.5 million for the three months ended September 30, 2023 from $91.9 million for the three months ended October 1, 2022, a decrease of $0.4 million or 0.4%.
Gross profit margin increased to 49.4% for the three months ended September 30, 2023 from 45.1% for the three months ended October 1, 2022, an increase of 430 basis points. Gross margin increased due to management of our manufacturing costs, including reduced costs specifically in freight and tariffs, and the absence of a 128 basis points non-cash increase in cost of goods sold in the Comparable Quarter resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, partially offset by lower operating leverage and the net price decrease discussed above.
Gross profit decreased to $288.9 million for the nine months ended September 30, 2023 from $421.7 million for the nine months ended October 1, 2022, a decrease of $132.8 million or 31.5%.
Gross profit margin increased to 49.4% for the nine months ended September 30, 2023 from 47.3% for the nine months ended October 1, 2022, an increase of 210 basis points. Gross margin increased due to the management of our manufacturing costs, including reduced costs specifically in freight and tariffs, partially offset by lower operating leverage. The comparable prior-year period included the impact of a non-cash purchase accounting adjustment as discussed above.
Segment income and Segment income margin
Segment income decreased to $40.1 million for the three months ended September 30, 2023 from $48.7 million for the three months ended October 1, 2022, a decrease of $8.6 million or 17.6%. This was primarily driven by a decrease in sales as discussed above and an increase in SG&A expense .
Segment income margin decreased to 21.7% for the three months ended September 30, 2023 from 23.9% for the three months ended October 1, 2022, a decrease of 220 basis points.
Segment income decreased to $144.3 million for the nine months ended September 30, 2023 from $267.9 million for the nine months ended October 1, 2022, a decrease of $123.6 million or 46.1%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense primarily from cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022 and the absence of a non-recurring one-time expense in the prior year related to the discontinuation of a product joint development agreement.
Segment income margin decreased to 24.7% for the nine months ended September 30, 2023 from 30.0% for the nine months ended October 1, 2022, a decrease of 530 basis points primarily resulting from decreased gross profit and operating expense leverage as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $46.1 million for the three months ended September 30, 2023 from $56.9 million for the three months ended October 1, 2022, a decrease of $10.8 million or 19.0%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 24.9% for the three months ended September 30, 2023 from 27.9% for the three months ended October 1, 2022, a decrease of 300 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $162.2 million for the nine months ended September 30, 2023 from $293.6 million for the nine months ended October 1, 2022, a decrease of $131.4 million or 44.7%. This was driven by the reduced segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 27.7% for the nine months ended September 30, 2023 from 32.9% for the nine months ended October 1, 2022, a decrease of 520 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$35,234	$41,593	$128,857	$163,119
Gross profit	$13,955	$15,934	$50,901	$65,818
Gross profit margin %	39.6%	38.3%	39.5%	40.3%
Segment income	$6,413	$8,789	$25,647	$38,990
Segment income margin %	18.2%	21.1%	19.9%	23.9%
Adjusted segment income (a)	$6,670	$8,631	$26,375	$40,022
Adjusted segment income margin % (a)	18.9%	20.8%	20.5%	24.5%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $35.2 million for the three months ended September 30, 2023 from $41.6 million for the three months ended October 1, 2022, a decrease of $6.4 million or 15.3%.

Net sales decreased to $128.9 million for the nine months ended September 30, 2023 from $163.1 million for the nine months ended October 1, 2022, a decrease of $34.2 million or 21.0%.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Volume	(21.9)%	(25.4)%
Price, net of allowances and discounts	4.0%	4.4%
Currency and other	2.6%	—%
Total	(15.3)%	(21.0)%
The decrease for the three and nine months ended September 30, 2023 in net sales was primarily due to a decline in volume, partially offset by the favorable impact of price increases. The decline in volume is driven by distribution channel destocking as well as geopolitical factors and macroeconomic uncertainty.
Gross profit and Gross profit margin
Gross profit decreased to $14.0 million for the three months ended September 30, 2023 from $15.9 million for the three months ended October 1, 2022, a decrease of $1.9 million or 12.4%.
Gross profit margin increased to 39.6% for the three months ended September 30, 2023 from 38.3% for the three months ended October 1, 2022, an increase of 130 basis points, primarily driven by the favorable impact from price net of sales allowances.
Gross profit decreased to $50.9 million for the nine months ended September 30, 2023 from $65.8 million for the nine months ended October 1, 2022, a decrease of $14.9 million or 22.7%.
Gross profit margin decreased to 39.5% for the nine months ended September 30, 2023 from 40.3% for the nine months ended October 1, 2022, a decrease of 80 basis points, primarily driven by unfavorable customer and product mix followed by the decline in volume resulting in lower operating leverage, and the impact of obsolescence reserves.
Segment income and Segment income margin
Segment income decreased to $6.4 million for the three months ended September 30, 2023 from $8.8 million for the three months ended October 1, 2022, a decrease of $2.4 million or 27.0%. This was primarily driven by a decrease in sales and gross profit as discussed above.
Segment income margin decreased by 290 basis points from 21.1% for the three months ended October 1, 2022 to 18.2% for the three months ended September 30, 2023, resulting from lower operating expense leverage.
Segment income decreased to $25.6 million for the nine months ended September 30, 2023 from $39.0 million for the nine months ended October 1, 2022, a decrease of $13.4 million or 34.2%. This was driven by the factors discussed above.
Segment income margin decreased by 400 basis points, to 19.9% for the nine months ended September 30, 2023 as compared to 23.9% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $6.7 million for the three months ended September 30, 2023 from $8.6 million for the three months ended October 1, 2022, a decrease of $1.9 million or 22.7%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 18.9% for the three months ended September 30, 2023 from 20.8% for the three months ended October 1, 2022, a decrease of 190 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $26.4 million for the nine months ended September 30, 2023 from $40.0 million for the nine months ended October 1, 2022, a decrease of $13.6 million or 34.1%. This was primarily driven by the decreased sales after excluding the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 20.5% for the nine months ended September 30, 2023 from 24.5% for the nine months ended October 1, 2022, a decrease of 400 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2023 and October 1, 2022:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$11,788	$23,087	$49,651	$163,379
Depreciation	4,428	4,333	13,018	13,931
Amortization	9,260	10,249	27,803	28,437
Interest expense	17,448	13,938	55,939	35,105
Income taxes	(2,259)	3,549	12,343	47,968
EBITDA	40,665	55,156	158,754	288,820
Stock-based compensation (a)	269	(4)	1,001	1,248
Currency exchange items (b)	145	52	1,276	2,776
Acquisition and restructuring related expense, net (c)	3,348	2,288	6,220	9,499
Other (d)	2,784	2,935	4,367	11,970
Total Adjustments	6,546	5,271	12,864	25,493
Adjusted EBITDA	$47,211	$60,427	$171,618	$314,313
Adjusted EBITDA margin	21.4%	24.6%	24.0%	29.8%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended September 30, 2023 are primarily driven by $1.9 million of separation costs associated with the centralization of operations in Europe and $1.5 million of costs associated with the relocation of the corporate headquarters. Adjustments in the three months ended October 1, 2022 primarily include $1.3 million of costs associated with the reduction-in-force as part of the 2022 enterprise cost reduction program and $1.1 million of costs associated with the relocation of the corporate headquarters, partially offset by other individual immaterial items.

Adjustments in the nine months ended September 30, 2023 are primarily driven by $2.1 million of costs associated with the relocation of the corporate headquarters, $1.9 million of separation costs associated with the centralization of operations in Europe, $1.3 million of separation costs associated with the enterprise cost-reduction program initiated in 2022 and $0.8 million of integration costs from prior acquisitions. Adjustments in the nine months ended October 1, 2022 are primarily driven by $4.2 million of costs associated with the relocation of the corporate headquarters, $3.1 million of transaction costs associated with the acquisition of the specialty lighting business of Halco Technologies, LLC (the “Specialty Lighting Business”), $1.4 million of costs associated with the reduction-in-force and other individual immaterial items.
(d)	Adjustments in the three months ended September 30, 2023 primarily include $1.9 million of costs related to inventory and fixed assets as part of the centralization of operations in Europe and $0.8 million of costs incurred related to the selling stockholder offerings of shares during 2023, which are reported in SG&A in the unaudited condensed consolidated statement of operations. Adjustments in the three months ended October 1, 2022 are primarily driven by a $2.7 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business.

Adjustments in the nine months ended September 30, 2023 primarily includes $1.9 million of costs related to inventory and fixed assets as part of the centralization of operations in Europe, $1.5 million of costs associated with follow-on equity offerings, $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and other miscellaneous items the Company believes are not representative of its ongoing business operations. Adjustments in the nine months ended October 1, 2022 are primarily driven by a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement, a $2.7 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, $1.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance, $1.2 million of costs associated with follow-on equity offerings, $0.9 million of expenses related to the corporate headquarters transition, $0.4 million of bad debt reserves related to certain customers impacted by the conflict between Russia and Ukraine, net of subsequent collections, and other immaterial items, partially offset by $1.1 million of gains resulting from an insurance policy reimbursement related to the fire incident in Yuncos, Spain.

Following is a reconciliation from income from operations before income taxes to total segment income and adjusted segment income for the three and nine months ended September 30, 2023 and October 1, 2022:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income from operations before income taxes	$9,529	$26,636	$61,994	$211,347
Expenses not allocated to segments
Corporate expense, net	6,741	6,344	21,265	24,009
Acquisition and restructuring related expense	3,348	2,288	6,220	9,499
Amortization of intangible assets	7,523	8,521	22,777	23,828
Interest expense, net	17,448	13,938	55,939	35,105
Other (income) expense, net	1,932	(234)	1,798	3,056
Segment income	46,521	57,493	169,993	306,844
Depreciation	4,273	4,049	12,646	13,006
Amortization	1,738	1,728	5,026	4,609
Stock-based compensation	86	(276)	451	183
Other (a)	115	2,516	503	8,966
Total Adjustments	6,212	8,017	18,626	26,764
Adjusted segment income	$52,733	$65,510	$188,619	$333,608
Adjusted segment income margin	23.9%	26.7%	26.4%	31.6%

(a)
The three and nine months ended September 30, 2023 includes miscellaneous items we believe are not representative of our ongoing business operations. The three months ended October 1, 2022 is primarily driven by a $2.7 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business. The nine months ended October 1, 2022 includes $5.5 million of costs associated with the discontinuation of a product joint development agreement, $2.7 million related to the purchase accounting adjustment discussed above and $0.4 million of bad debt write-offs, net of subsequent collections, and other miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

NAM	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment income	$40,108	$48,704	$144,346	$267,854
Depreciation	4,027	3,853	11,952	12,435
Amortization	1,738	1,728	5,026	4,609
Stock-based compensation	75	(284)	417	72
Other (a)	115	2,878	503	8,616
Total adjustments	5,955	8,175	17,898	25,732
Adjusted segment income	$46,063	$56,879	$162,244	$293,586
Adjusted segment income margin	24.9%	27.9%	27.7%	32.9%

(a)	The three months ended September 30, 2023 for NAM includes miscellaneous items the Company believes are not representative of its ongoing business operations. The three months ended October 1, 2022 includes a $2.7 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business.

The nine months ended September 30, 2023 for NAM includes miscellaneous items the Company believes are not representative of its ongoing business operations. The nine months ended October 1, 2022 includes a one-time $5.5 million expense associated with the discontinuation of a product joint development agreement, a $2.7 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business and other immaterial miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

E&RW	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment income	$6,413	$8,789	$25,647	$38,990
Depreciation	246	196	694	571
Amortization	—	—	—	—
Stock-based compensation	11	8	34	111
Other (a)	—	(362)	—	350
Total Adjustments	257	(158)	728	1,032
Adjusted segment income	$6,670	$8,631	$26,375	$40,022
Adjusted segment income margin	18.9%	20.8%	20.5%	24.5%

(a)	The three months ended October 1, 2022 for E&RW includes $0.4 million of collections associated with previous bad debt write-offs related to certain customers impacted by the conflict between Russia and Ukraine.

The nine months ended October 1, 2022 for E&RW represents $0.4 million of bad debt reserves related to certain customers impacted by the conflict between Russia and Ukraine, partially offset by subsequent collections.

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
Unrestricted cash and cash equivalents totaled $244.2 million as of September 30, 2023, which is an increase of $188.0 million from $56.2 million at December 31, 2022.
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
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €2.0 million as a local source of liquidity. As of September 30, 2023, the Spain revolving facility balance was zero with a borrowing availability of €2.0 million.

Long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
First Lien Term Facility, due May 28, 2028	$977,500	$985,000
Incremental B First Lien Term Facility, due May 28, 2028	123,750	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	7,028	4,593
Finance lease obligations	5,212	6,728
Subtotal	1,113,490	1,121,009
Less: Current portion of the long-term debt	(14,646)	(14,531)
Less: Unamortized debt issuance costs	(18,585)	(21,423)
Total	$1,080,259	$1,085,055
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
For the three months ended September 30, 2023, the average borrowing base under the ABL Facility was $190.6 million and the average loan balance outstanding was zero. As of September 30, 2023, the loan balance was zero with a borrowing availability of $155.9 million.
For the nine months ended September 30, 2023, the average borrowing base under the ABL Facility was $272.6 million and the average loan balance outstanding was $23.2 million.
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

Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must make an annual mandatory prepayment of principal for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x, in each case as of December 31 of the prior year. The First Lien Term Facility including the Incremental Term Loan B, matures on May 28, 2028.
As of September 30, 2023, the balance outstanding under the First Lien Term Facility was $977.5 million and the balance outstanding under the Incremental Term Loan B was $123.8 million.
For the three months ended September 30, 2023, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 7.08%. The effective interest rate is comprised of 8.25% for interest and 0.37% for financing costs, partially offset by 1.55% for interest income on the interest rate swaps.
For the nine months ended September 30, 2023, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.77%. The effective interest rate is comprised of 7.76% for interest and 0.35% for financing costs, partially offset by 1.34% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of September 30, 2023, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Nine Months Ended
	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$216,937	$143,664
Net cash used by investing activities	(22,610)	(84,866)
Net cash used by financing activities	(5,198)	(245,947)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,061)	(5,740)
Change in cash and cash equivalents and restricted cash	$188,068	$(192,889)
Net cash provided by operating activities
Net cash provided by operating activities increased to $216.9 million for the nine months ended September 30, 2023 from $143.7 million for the nine months ended October 1, 2022, an increase of $73.2 million or 51.0%. The increase in cash provided was driven by cash generated by working capital compared to cash used for working capital during the prior-year period, partially offset by a decrease in net income.
Net cash used by investing activities
Net cash used in investing activities was $22.6 million for the nine months ended September 30, 2023 compared to $84.9 million for the nine months ended October 1, 2022, a decrease of $62.3 million or 73.4%. The decrease in cash used was driven by the absence of acquisition costs compared to the prior-year period which included $61.3 million for the acquisition of the Specialty Lighting Business.
Net cash used by financing activities
Net cash used by financing activities was $5.2 million for the nine months ended September 30, 2023 compared to $245.9 million for the nine months ended October 1, 2022, a decrease of $240.7 million or 97.9%. The higher cash used in the prior-year period was driven by $343.3 million in share repurchases, partially offset by $100.0 million of borrowings, net of payments, on the ABL Facility.

Off-Balance Sheet Arrangements
We had $4.3 million and $4.5 million of outstanding letters of credit on our ABL Revolving Credit Facility as of September 30, 2023 and December 31, 2022, respectively.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first nine months of 2023.

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
There have been no material changes in the interest rate risk during the nine months ended September 30, 2023 from what we reported in our Annual Report on Form 10-K. The impact of transactional foreign exchange risk has decreased from what we previously reported in our Annual Report on Form 10-K, commensurate with the decrease in our net sales and net income for the business. Net sales made by our international operating locations that use a functional currency other than the U.S. dollar remains below approximately 20% for the nine months ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, due to the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K.
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
Remediation of Material Weaknesses
The Company has continued taking the steps disclosed in our Annual Report on Form 10-K intended to address the underlying causes of the control deficiencies in order to remediate the material weakness. The Company has: (i) enhanced the internal control environment including formal documentation of policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries to address the material weaknesses identified in our Annual Report on Form 10-K; (ii) implemented IT general controls specific to key information systems that are relevant to the preparation of our consolidated financial statements, including user access review, program change management controls, computer operations controls and testing and approval controls for program development; and (iii) implemented business process controls over all significant business processes, including implementing appropriate level of precision.
The following additional remediation activities are ongoing: (i) IT general controls are being consistently operated and evidenced such that persuasive evidence is obtained that the IT general controls are effective and sustainable; (ii) controls over key reports and data derived from systems supporting financial reporting are consistently evidenced; and (iii) controls are fully evidenced to address segregation of duties risks that could present a reasonable possibility of material misstatements.
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
Changes in Internal Control over Financial Reporting
Other than those noted above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. We believe that we are not currently party to any such legal proceeding that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). The plaintiff in the Erie County action has sought that its action be consolidated with the City of Southfield action. The complaints filed in both actions allege, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding growth and demand trends following our initial public offering in March 2021. The complaints seek unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees. We intend to defend the claims in both actions vigorously, and are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended September 30, 2023. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of September 30, 2023, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock for the three months ended September 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 2 - August 5, 2023	—	$—	—	$400,000,000
August 6 - September 2, 2023	—	—	—	400,000,000
September 3 - September 30, 2023	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	First Amendment to the Amended and Restated Employment Agreement, dated as of July 18, 2023, between Hayward Industries, Inc., Hayward Holdings, Inc. and Kevin P. Holleran.
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of October 31, 2023.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer