Form 10-K
period 2023-12-31
Hayward Holdings, Inc.
filed 2024-02-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant as of June 30, 2023 was $1,803,570,604. As of February 27, 2024, there were 214,316,986 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III.

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
•impacts on our business from political, regulatory, economic, trade and other risks associated with operating foreign businesses, including risks associated with geopolitical conflict;
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
•the impact of product manufacturing disruptions, including as a result of catastrophic and other events beyond our control;
•uncertainties related to distribution channel inventory management practices and the impact on our net sales volumes;
•our ability to realize cost savings from restructuring activities; and
•other factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K. A summary of our risks includes, but is not limited to, the following:
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
•We are exposed to political, regulatory, economic, trade and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
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
•We depend on our ability to attract, develop and retain highly qualified personnel, including key members of management.
•Disruptions in the financial markets could adversely affect us, and our customers, consumers and suppliers.
•We rely on information technology systems to support our business operations, and are subject to risk, including cybersecurity threats, because of such reliance.
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
•The nature of our business subjects us to compliance with, and liabilities under, employment, environmental, health, transportation, safety and other governmental regulations.
•Our handling of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation.
•Our employees, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
•Violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.K. Bribery Act and other anti-corruption laws outside the United States could have a material adverse effect on us.
•Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
•Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
•If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
•If our trademarks and trade names are not adequately protected, we may not be able to build name recognition, and third parties could assert trademark infringement claims against us.
•We rely on access to intellectual property owned by third parties, so our rights to develop and commercialize certain products are subject to the terms and conditions of licenses granted to us by others.
•We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
•We may not be able to effectively enforce our intellectual property rights throughout the world.
•If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Our indebtedness could adversely affect our financial condition.
•Provisions in our charter documents and Delaware law may deter takeover efforts that stockholders may believe to be beneficial to stockholder value.

Part I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Hayward” and “Company” mean Hayward Holdings, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Hayward Holdings, Inc., par value $0.001 per share.
Overview
We are an industry-leading global designer, manufacturer and marketer of a broad portfolio of pool equipment and associated automation systems. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools), innovation-led growth opportunities and a favorable industry structure. We are a leader in this market with a highly recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers and a history of technological innovation. Our engineered products, which include various energy efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value Internet of Things (“IoT”) and energy efficient models are a primary growth driver for our business, as historically aftermarket sales have represented approximately 80% of net sales. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
Hayward Holdings, Inc. was incorporated in Delaware in June 2017 in connection with the acquisition by CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (“MSD Partners” and together with CCMP, the “Sponsors”) and Alberta Investment Management Corporation, as well as members of management and our board of directors, of our underlying business, which was founded in 1925. We completed our initial public offering of common stock in March 2021. As a result of a series of sales of our common stock by certain of the Sponsors, the Sponsors no longer hold a majority of the outstanding shares of our common stock. As a result, we are no longer a “controlled company” within the meaning of the New York Stock Exchange’s corporate governance standards.
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
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). We determined our operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 83% and 17% and 84% and 16% of total net sales for Fiscal Year 2023 and the fiscal year ended December 31, 2022 (“Fiscal Year 2022”), respectively. For financial information with respect to our business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12. “Segments and Related Information” of Notes to Consolidated Financial Statements in

this Form 10-K. Item 7 contains information about sales and profits for each segment, and Note 12. “Segments and Related Information” contains information about each segment’s sales, capital expenditures, depreciation, and amortization.
North America
Our North American business segment consists of the United States and Canada. We have residential and commercial field-based teams selling directly to specialized pool distributors, large retailers, major builders and specialized online resellers. U.S. trade customer shipments are fulfilled from either our East Coast or West Coast distribution centers depending on the customer’s location. Canadian trade customers are served through our distribution center in Oakville, Ontario.
Europe and Rest of World
Our Europe and Rest of World business segment consists of all countries outside of the United States and Canada. Europe and Australia make up a sizable portion of this business segment. Europe and Australia have similar sales structures to the United States. Customer shipments in Europe are fulfilled through our France or Spain distribution centers and Australia has its own smaller regional distribution hubs. The other more than 20 countries in this segment are predominantly served through U.S.-based regional managers who in turn deal through established distributors in each of the markets. Products are consolidated into containers and shipped to global locations from the United States.
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
Our products cater to all types of pools including both in-ground and above ground pools. Our wide range of offerings can be found in entry, mid-range and premium pools. In general, there is a base cost of pool equipment for an entry level pool, and equipment on premium pools can exceed 10 times the equipment cost of an entry level pool. Typically, equipment cost is only a fraction of the total pool cost. Approximately 50% of our net sales are derived from non-discretionary products that are essential to operating a residential or commercial pool.
Recent product development has targeted key pool industry trends such as energy efficiency, advanced sanitization, reduced chemical usage, water conservation and enhanced IoT-driven pool experiences.

Customers
We sell our products through a variety of channels to a diverse global trade customer base. The majority of our sales are through specialty distributors, who in turn sell to thousands of pool builders and servicers. The remaining sales are directly to large retailers, pool builders and buying groups. Our largest customer represented approximately 36% of our net sales in Fiscal Year 2023, but no other customer represented more than 10% of our net sales in Fiscal Year 2023.
Raw Materials and Suppliers
We maintain longstanding relationships with approximately 700 suppliers. We mainly purchase assembled components such as motors, metal parts, cables and extrusions from our suppliers. We also purchase raw materials, such as resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which expose us to changes in commodity pricing and the availability of materials within the global supply chain. We seek to mitigate the effects of fluctuations in commodity prices through our agreements with our suppliers that typically provide for fixed pricing over a three to 12-month period to manage raw material inflation. We have dedicated supply chain employees who manage global sourcing, strategic consolidation and supplier relationships. We typically perform an audit on any new suppliers, and periodically evaluate our existing supplier base to enable maximum service and quality. Our supplier base is “sticky” as suppliers must invest to receive certain approvals, creating an economic incentive to maintain a long and productive relationship.
We have had an average relationship of over 15 years across our top 30 suppliers. We have had a more than 40 year relationship with our top vendor and over 10 year relationships with 7 out of our top 10 suppliers, with an average of 18 years of supply continuity.
Sales Channels
The pool equipment market is served through several sales channels.
Distributors: The majority of our net sales come from an authorized network of regional and national distributors who service the pool trade (i.e., builders, retailers and servicers). We have long-standing relationships with these trade customers and we have contractual agreements to support our continued net sales of our products through this channel. Distributors are responsible for ordering, stocking, training, delivering and taking on credit responsibility from their trade customers. Many distributors also sell our products to online retailers.
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
According to management estimates, in Fiscal Year 2023 approximately 80% of residential pool equipment in the United States is sold through specialty distributors such as Pool Corporation, Heritage Pool Supply Group, and Baystate Pool Supplies. Approximately 13% was sold directly to retailers, and approximately 7% was sold to builders. In Europe, the sales channel is more direct than in the United States as approximately 74% of sales are through distributors and 26% are through direct sales.
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
Seasonality
Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program that features a price discount and extended payment terms. Shipments for the 2023 Early Buy program began in late third quarter and will continue through approximately the first quarter of 2024. We expect to receive payments for most of these shipments during the second quarter of 2024.
Our aim is to keep our manufacturing plants running at a consistent level throughout the year. Consequently, we typically build inventory in the first and third quarters and inventory is typically sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the early-buy extended terms and remains elevated through June due to higher sales in the second quarter. We typically utilize our asset-based lending facility in the first quarter to finance our operating expenses and reduce our credit utilization in the second quarter as the seasonality of our business peaks and payments are received.
Weather can affect our sales; however, we primarily serve the aftermarket, which is less affected than new pool construction equipment sales. Unseasonably cold weather or significant amounts of rainfall can suspend new pool construction and reduce the sale of pool equipment to new-pool builders.
For discussion regarding the effects seasonality had on our results of operations in Fiscal Year 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Regarding Our Existing Business.”
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
Intellectual Property
Patents and trademarks are important to our business. As of December 31, 2023, we held approximately 207 issued U.S. patents and 241 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 134 U.S. trademark registrations and 711 foreign trademark registrations covering our marks, brands and products. As of December 31, 2023, we also held approximately 50 pending U.S. patent applications, 68 pending foreign patent applications, 14 pending U.S. trademark applications and 42 pending foreign trademark applications. We also license patents to certain technologies used in our products, such as our pool cleaner and lighting products.
We also have a brand enforcement program under which we monitor and pursue action against unauthorized online resales and infringements of our intellectual property, such as our trademark rights. When needed, we send cease and desist letters, which frequently result in the desired compliance without the need for litigation. From time to time, we initiate litigation on these matters to enforce our rights.

We do not regard our business as being materially dependent upon any single patent or proprietary technology. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise.
Human Capital Resources
As of December 31, 2023, we had approximately 1,875 total full-time equivalent employees of whom approximately 3% are temporary or contract workers. Our total number of temporary and contract workers fluctuates due to business cycles during the year. We believe our ability to maintain a flexible, modular workforce enhances our manufacturing capabilities. Our employees are primarily located in the United States, with about 26% employed at our international locations in Canada, Spain, France, Australia and China. As of December 31, 2023, none of our employees were represented by a union in the United States and we have relationships with works councils in Spain and France.
As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms, creating a foundation for long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to facilitate a robust process for all employees. We schedule performance discussions for all employees each year and establish clearly defined goals and incentive programs to drive employee performance. In addition, we have implemented a coordinated approach in managing our overall compensation structure and regularly conduct full evaluations of our compensation and incentive programs to be competitive in these areas. We monitor our performance by measuring numerous elements relating to our human capital management efforts, including, but not limited to, employee turnover, time to fill open roles and general diversity statistics.
Information Systems
We believe that our website and information technology systems are equipped to support the operation of our business and use commercially reasonable efforts to maintain and protect our information technology systems. See Item 1C. “Cybersecurity” for information about the Company’s management of risks related to our information technology systems.
Data Privacy and Security
We are subject to numerous U.S. federal, state, local and foreign laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include state data breach notification laws, California Consumer Privacy Act (the “CCPA”), the European Union General Data Protection Regulation (the “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act and Australia’s Privacy Act, amongst others. Additionally, our evolution into offering smart products that can connect to the IoT may subject us to other IoT-specific laws and regulations, including the California Internet of Things Security Law. Because of our marketing activities, we may also be subject to applicable marketing privacy laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) and the Telephone Consumer Protection Act of 1991 (the “TCPA”), among others.
These laws and regulations are increasing in number and complexity and are subject to varying interpretations by regulators and the courts, resulting in higher risk of enforcement, fines and other penalties.
We have taken steps to monitor and comply with changing requirements. For example, we maintain an updated website privacy policy that explains our online information collection and use practices and applicable rights of European Union and California residents under the GDPR and CCPA, respectively. We also make reasonable efforts to implement and maintain security controls to align with industry standards. See Item 1C. “Cybersecurity” for information about the Company’s management of risks related to our information technology systems.
Environmental, Health and Safety Matters
Our operations are subject to various laws and governmental regulations concerning environmental, health and safety matters, including employee health and safety, in the United States and other countries. U.S. federal environmental, health and safety regulations that apply to operations at one or more of our United States facilities include, without limitation, regulations promulgated under the Resource Conservation and Recovery Act, the Environmental Planning and Community Right-To-Know Act, the National Pollutant Discharge Elimination System Act, the Spill Prevention, Control and Countermeasures requirements and the Comprehensive Environmental Response, Compensation and Liability Act. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee health and safety matters. In addition, we and certain of our affiliates store certain types of hazardous materials and chemicals at various locations and the storage of these items is strictly regulated by local fire codes. We also sell UV, Ozone, Salt Chlorinator and related products that are regulated under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), which primarily relates to testing, use, reporting, sale, distribution, licensing and market verification of these products. Moreover, the U.S. Environmental Protection Agency (the “USEPA”), OSHA, and other federal and foreign, state and/or local agencies have the authority to promulgate laws and regulations in the future that may impact our operations going forward. In addition to the federal environmental laws identified above that apply to our operations, various states have been delegated certain authority under the aforementioned federal statutes (and others), and under state corollaries to the federal laws, to regulate environmental, health and safety matters at our U.S. facilities. Compliance with, or liabilities under, such laws and regulations in the future could prove to be costly and could affect various aspects of the business.
Sustainability
As a leading provider of environmentally friendly and energy efficient products, Hayward strives to promote sustainability throughout our business operations and within our culture. We believe that a healthy environment is necessary for the well-being of our people and our businesses and is the foundation for a sustainable and strong economy. Championing our core sustainability values (“Sustainability”), we are committed to providing innovative and environmentally sustainable products, upholding responsible manufacturing practices, fostering a safe and inclusive workplace and maintaining strong governance and compliance practices.
We take our responsibility for environmental stewardship seriously and believe as a global designer and manufacturer, we play a constructive role in helping to address environmental challenges. Our Sustainability framework, established following our inaugural assessment in 2021, sets the foundation for our principle-based approach to integrating these values across our business. Guiding our strategy and the implementation of Sustainability initiatives are our four pillars: Products, Planet, People and Principles.
To enhance our Sustainability performance, we are undertaking an evaluation to set clear, actionable goals for future progress. In our initial steps towards comprehensive sustainability reporting, we published our first data sheet on Sustainability in 2022. This effort was furthered with an updated data sheet in 2023, and we are consistently improving the information available on our Sustainability webpage.
Hayward respects, values and celebrates the unique attributes, characteristics and perspectives that make each person who they are, and we believe that the success of our employees determines the success of our business. An inclusive and diverse workforce enables different perspectives to be shared and supports a collaborative and engaged company culture.
We believe bringing diverse individuals together allows us to more effectively address the challenges that may face our organization. Our commitment lies in cultivating a community bonded by our shared values: Care, Respect, Lead and Grow, and collective responsibility fostering the well-being of both individuals and the Company through mutual respect and learning.
Our people are fundamental to our long-term business success. We strive to attract, retain, develop and reward our employees by continuously enhancing various employee-focused initiatives, while incorporating diversity and inclusivity into our hiring practices.
Our employee development programs include a variety of skill trainings for our employees to advance in their careers and cultivate leadership from within the Company. Our regular and transparent performance discussions with all employees also play a pivotal role in maintaining the competitiveness of our compensation and incentive programs, contributing to the sustainable growth for our business.

We take pride in our robust, comprehensive OSHA-aligned safety standards and go a step further to create an open feedback culture. During the twelve months ended December 31, 2023, we implemented over 680 employees’ suggestions for improvements and regularly hold global town hall meetings.
To enable good governance, our Sustainability strategy is governed by our Board of Directors through the Nominating and Corporate Governance Committee. Our committee in charge of Sustainability comprises members of the senior leadership team and meets on a monthly cadence to oversee our Sustainability efforts. We are committed to transparency and communications to our stakeholders.
We maintain a Sustainability section of our website (https://investor.hayward.com) to provide detailed information to interested groups.
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
We distribute our products through our customers who are distributors, builders, buying groups, retailers and servicers, many of whom sell products of competing manufacturers. We rely on our customers to stock, market and recommend our products to pool owners and our business depends on retaining good relationships with our customers. However, the financial condition of these resellers could weaken, they could stop distributing our products or reduce sales of our products and prefer others. Further, uncertainty regarding demand for our products could cause them to reduce their ordering and marketing of our products. As a result, our business, financial condition, results of operations and cash flows could be materially impacted.
We have invested and intend to continue to invest in programs designed to enhance sales to distributors, builders, buying groups, retailers and servicers, including through volume rebates with key distributors. However, these programs may not be successful in retaining or increasing product purchases by these customers or in maintaining or increasing our net income.
The demand for our swimming pool equipment products may be adversely affected by unfavorable economic and business conditions.
We compete in various geographic regions and product markets around the world. Among these, the most significant are residential markets in the United States, Canada, Europe and Australia, as well as commercial markets in the United States and Europe. We have experienced, and expect to continue to experience, fluctuations in sales and results of operations due to economic and business cycles. Consumer spending affects sales of our products for initial pool installation and, more broadly, to our customers, such as distributors, builders, buying groups, retailers and servicers, who sell our products to pool owners and who must account for anticipated changes in consumer demand when they purchase our products from us. Consumer spending is impacted by factors outside of our control, including general economic and geopolitical conditions, interest rates, the residential housing market, unemployment rates and wage levels, inflation, disposable income levels, consumer confidence, and access to credit. In economic downturns, the demand for swimming pool equipment products and the growth rate of pool-eligible households and swimming pool construction may decline. A weak economy may also cause pool owners to defer replacement and refurbishment activity or upgrades to new pool equipment, or to purchase less expensive brands, and historically our aftermarket product sales have comprised most of our net sales. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.
In addition, we believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and related products. High interest rates and tightened credit markets limit the ability of homeowners to access financing for new swimming pools and related supplies, and consequently, replacement, repair and operation of equipment, which could negatively impact our product sales.
Any of the above factors, individually or in the aggregate, could reduce demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We operate in markets with high levels of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche OEM’s, lower cost manufacturers and new market entrants. Our competitors offer pool equipment of varied quality and across a wide range of retail price points. We compete based on brand recognition with pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price, which may significantly and adversely impact our profit margins. Moreover, demand for our products is affected by changes in customer order and consumer purchasing patterns, such as changes in the levels of inventory maintained by customers and the timing of customer and consumer purchases, and changes in customers’ and consumers’ preferences for our products. For example, our results of operations have been negatively impacted, and in the future may continue to be negatively impacted, by customer decisions to reduce inventory levels. Consumer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area.
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
Our future success depends on developing, manufacturing and attaining market adoption of new products. Even if we attain significant market acceptance of our planned or future products, the commercial success of these products is not guaranteed.
Our future financial success will depend substantially on our ability to develop, manufacture and effectively and profitably market and sell our future new products. Pool owners are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools. Staying at the forefront of product innovation and consumer demand is important to our future success. We must continue to develop and bring to market innovative products, which requires hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property rights. We must also identify emerging technological and ESG trends in our target end markets, as well as understand and react to potential regulatory changes. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies, as well as the continued quality, reliability and innovation of our products. Because we sell our products primarily through distributors, we are reliant in part on the efforts of third-party sales representatives, who may be required to learn about the new features or other aspects of our new products to effectively sell those products, which may prove challenging. Further, our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on our ability to maintain a commercially viable manufacturing process that is compliant with regulatory standards. Failure to manufacture, market and sell our planned or future products could have a material adverse effect on our business, financial condition, and results of operations.
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
Historically, we have experienced substantial sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products and acquisitions that have increased our size, scope and geographic footprint. During the first two years of the COVID-19 pandemic, residential pool equipment sales increased. This increase in demand was experienced broadly across all of our product lines as consumers refocused their attention on improving the quality of the homeowner’s outdoor living experience. In addition, because of channel customer expectations with respect to increased lead-

times during the COVID-19 pandemic, demand for our products was partially accelerated. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-fueled trends have generally abated and the industry has returned to more normalized historical seasonal trends.
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
We experience seasonal demand with customers and pool owners and, as a result, we experience fluctuations in quarterly results. During the second quarter of a fiscal year, sales are typically higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Under the 2023 Early Buy program, we generally ship products beginning in the late third quarter through approximately the first quarter of 2024 and expect to receive payments for most of these shipments during the second quarter of 2024. As a result, our accounts receivable balance increases from September to April before the Early Buy payment is received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received. Also, because most of our sales are to distributors whose inventory of our products may vary due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period-to-period. For example, our results of operations have been negatively impacted, and in the future may continue to be negatively impacted, by distributors reducing inventory levels.
As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year. In addition, seasonal effects in our business may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts, which patterns may become less predictable and more extreme as a result of climate change. Additionally, while the majority of our sales are driven by aftermarket repair, replacement and remodeling products, adverse weather conditions, such as cold or wet weather, may negatively affect demand for, and sales of, pool equipment as a result of diminished use and reduced construction speed.
A loss of, or material cancellation, reduction or delay in purchases by, one or more of our largest customers could harm our business.
Most of our net sales are generated from sales to distributors, including our largest customer, Pool Corporation, who represented approximately 36% of our net sales in Fiscal Year 2023 and approximately 38% of our accounts receivable on December 31, 2023. Although we do not have any other customers that accounted for 10% or more of our net sales in Fiscal Year 2023, we have a customer with approximately 10% of our accounts receivable in Fiscal Year 2023, and we have other customers that are key to the success of our business. Our top five customers accounted for approximately 59% of our net sales in Fiscal Year 2023. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. The loss of one or more of our largest customers, any material cancellation, reduction or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, as our largest customers continue to evolve their approach relative to assessing their necessary and historic inventory levels on hand, our net sales have been and in the future could be adversely affected by purchasing decisions of our largest customers associated with a reduction of their inventory levels.
We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.
We distribute our products through distributors, large pool builders, buying groups, services and specialty online resellers. A substantial majority of our outstanding accounts receivables are not covered by collateral, third-

party bank support or financing arrangements, or credit insurance. Further, a significant portion of our accounts receivables are typically concentrated within a relatively small number of distributors, builders, buying groups, retailers and servicers. As of December 31, 2023, our largest customer represented approximately 38% of our accounts receivable. In addition, our exposure to credit and collectability risk on our accounts receivable is higher in certain international markets and our ability to mitigate such risks are limited. Although we have procedures to monitor and limit exposure to credit risk on our accounts receivable, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. If general economic conditions worsen, it may be more likely that one or more of our customers will default on payments owed to us, which may result in a significant write-off of accounts receivable and may have a material adverse effect on our results of operations.
We are exposed to political, regulatory, economic, trade and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
Sales outside of the United States for Fiscal Year 2023 accounted for approximately 23% of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade and other risks that are inherent in operating in numerous countries. These risks include:
•adverse changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•the imposition of tariffs, duties, exchange controls, licensing requirements and restrictions or other trade restrictions;
•geopolitical conflicts, including sanctions imposed in response to geopolitical conflicts, may be unpredictable;
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
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot provide assurance that these and other factors will not have a material adverse effect on our international operations or on our business.
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
We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, violations of securities laws and environmental, health and safety matters, including claims based on alleged exposure to asbestos-containing product components. The outcome of such legal proceedings cannot be predicted with certainty, and some may be disposed of unfavorably to us. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In addition, we have agreed to provide indemnification in connection with prior acquisitions or dispositions for certain of these matters, and we cannot provide any assurance that material indemnification claims will not be brought against us in the future.
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
If our products are, or are alleged to be, defectively designed, manufactured or labeled, contain or are alleged to contain, defective components or components containing hazardous materials, such as asbestos, or are misused, we may become subject to costly litigation initiated by pool owners as well as government enforcement actions. Product liability claims could harm our reputation, divert management’s attention from our core business, be expensive to defend, reduce product sales and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims, and claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2023, our goodwill and intangible assets were

$1,971.4 million and represented approximately 67% of our total assets. Declines in value could result in future goodwill and intangible asset impairment charges.
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
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables and net sales denominated in currencies other than the U.S. dollar. For the Fiscal Year 2023, approximately 17% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were primarily transacted in Euros as well as Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We periodically enter into foreign currency derivative contracts to manage these risks.
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
Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations and changes in accounting standards and guidance related to tax matters may cause fluctuations in our effective tax rate. In addition, our effective tax rate may also be impacted by changes in the geographic mix of our earnings.
We may experience cost and other inflation.
In the past, we have experienced material cost and other inflation in several of our businesses. Cost inflation stemming from the COVID-19 pandemic has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. We strive for productivity improvements and seek to implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives designed to mitigate the impacts of this inflation and reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or the failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Disruptions in the financial markets could adversely affect us, our customers, consumers and suppliers by increasing funding costs or reducing the availability of credit.
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
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. We expect our reliance on information technology systems to increase as we continue to develop IoT-enabled products, such as our Omni mobile app, and implement new technologies to facilitate our operations, such as our ERP system and human resources information system, which are in the process of being implemented. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption and breakdown by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events.
We may in the future, and have in the past, experienced cybersecurity attacks and other unauthorized or inadvertent disclosure of certain confidential information, including personal information. We periodically evaluate and test the adequacy of our systems, measures, controls and procedures and perform third-party risk assessments. However, such threats have increased in frequency, scope, and potential impact in recent years. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The development of artificial intelligence technologies may exacerbate these risks. The accidental or willful security breaches or other unauthorized access by third parties to our information technology systems or facilities, or those of our vendors and/or others with which we do business, or the existence of computer viruses, such as ransomware or other malware, in our or their data or software, and/or any other failure of our or their information technology systems could expose us to a risk of information loss, the misappropriation of proprietary and confidential information, work stoppages, reputational damage, regulatory fines or penalties, litigation by affected parties, possible financial obligations for liabilities and damages related to the theft or misuse of this information and/or the defective manufacture or defective design of our products, which could expose us to liability. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation that may result from an incident. The occurrence of any of these events could have an adverse effect on our business, financial condition, results of operations and reputation.
Establishing and maintaining systems and processes to address these threats may increase our costs and may be mandated by regulation. For example, the California Internet of Things Security Law, which became effective in 2020, requires us to implement reasonable security measures for IoT devices, and failure to do so could expose us to penalties.

We may encounter difficulties in operating or implementing a new ERP system and human resources information system, which may adversely affect our operations and financial reporting.
We are in the process of implementing a new ERP system for most of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. In addition, we are implementing a human resources information system, which is designed to improve the efficiency of our global HR process. These systems may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations and the listing standards of the NYSE.
The Sarbanes-Oxley Act requires, among other things, that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. For fiscal years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting relating to our policies and procedures and controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries, among other items. While no material weaknesses were identified in Fiscal Year 2023, there can be no assurance that we will not experience additional material weaknesses in the future.
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have an adverse effect on our business and results of operations and financial condition. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, or may risk being delisting from the NYSE.
Risks Related to the Manufacturing, Supply and Distribution of Our Products
We depend on suppliers, including single-source suppliers and, in a few cases, sole-source suppliers, to consistently supply us with components for our products, and any failure to procure such components could have a material adverse effect on our business, product inventories, sales and profit margins.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, public health epidemics, natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions that could limit their ability to provide us with materials at acceptable prices or at all. Although we have manufacturing and supply agreements with the most strategic and critical of our suppliers, for most of our suppliers we place purchase orders on an as-needed basis. Our suppliers could discontinue the manufacturing or supply of these components at any time. We carry safety stocks within our inventory, but these may not suffice to meet our needs. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and these manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us.
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
Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, preparing manufacturing to meet demand, meeting product mix and product demand requirements, and managing product expiration. We typically build-up product inventory during the first quarter in anticipation of the upcoming pool season and during the third quarter in anticipation of shipments of products purchased through our Early Buy program in the fourth quarter. However, we may not accurately anticipate the level of demand during these periods. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep our work-in-process inventory on hand or manage it efficiently, control expired product, or keep sufficient product on hand to meet demand. Failure to do so may harm our long-term growth prospects. Moreover, we sell our products primarily through distributors whose inventory of our products may fluctuate due to changes in demand, perception of our ability to meet demand, changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, or other reasons. We cannot control the level of inventory of the distributors who sell our products, and may experience difficulties in forecasting demand as a result. Reductions in the inventory levels of our distributors have adversely affected and in the future may adversely affect our net sales in a particular period and our ability to manage our inventory efficiently.
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
As an example, as a result of the COVID-19 pandemic and the related transportation disruptions, we experienced higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers. The supply chain disruptions resulted in higher costs for raw materials and other associated manufacturing costs, which had an impact on our profitability.
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
We are subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, environmental protection, local fire codes and health and safety, including regulation by the USEPA, the Federal Communications Commission, the Consumer Product Safety Commission, OSHA, the National Fire Protection Agency, and the Federal Trade Commission. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. We and certain of our affiliates store certain types of hazardous materials and chemicals at various locations, and the storage of these items is strictly regulated by local fire codes. In addition, we sell UV, Ozone, and Salt Chlorinator and related products that are regulated under FIFRA, which primarily relate to testing, use, reporting, sale, distribution, licensing and market verification of these products. We are also subject to regulation passed by the DOE relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools.
Failure to comply with these laws and regulations, or others that we may be subject to in the future, may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties, cessation of operations or the imposition of injunctive relief. These laws and regulations have changed substantially and rapidly in recent years, and we anticipate that there will be continuing changes.
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
Our handling of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Many foreign data privacy regulations, including the GDPR, which has extraterritorial scope, are more stringent than laws and regulations in the United States. The GDPR has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the European Union. The GDPR’s requirements for using and sharing personal information may be operationally costly, and fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. Similarly, the regulations of many U.S. states may impose obligations and potential liability on us. The CCPA, for example, requires covered companies to provide certain disclosures to California consumers and provide such consumers data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations enforceable by the California Attorney General, as well as a private right of action for certain data breaches that result in the loss of personal information.
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
It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Whether or not we are successful in defending against any such actions or investigations, even if no misconduct occurred, we could incur substantial costs, which could have a material adverse effect on our business, financial condition and results of operations.
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the United States could have a material adverse effect on us.
The FCPA, U.K. Bribery Act and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our suppliers, customers and consumers are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot provide any assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these laws may require costly investigations, self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce the output of greenhouse gases or mitigate the effects of climate change on the environment. For example, in response to the multi-year drought in the Western United States, some municipalities have placed limitations on new pool construction. Droughts in the Western United States or elsewhere may lead to mandatory water use restrictions, including with respect to new pool construction or the operation of existing pools. In addition, increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Risks Related to Intellectual Property Matters
If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
Patents, trademarks and other intellectual property rights are important to our business, and our success depends in part on our ability to obtain and maintain patent and trademark protection in the United States and other countries. As of December 31, 2023, we held approximately 207 issued U.S. patents and 241 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 134 U.S. trademark registrations and 711 foreign trademark registrations covering our marks, brands and products. As of December 31, 2023, we also held approximately 50 pending U.S. patent applications, 68 pending foreign patent applications, 14 pending U.S. trademark applications and 42 pending foreign trademark applications. See “Business—Intellectual Property.” In addition, we have in-licensed patents and patent applications to certain technologies incorporated in our products.
Pending and future patent applications may not result in patents being issued that protect our products or which effectively prevent others from commercializing competitive technologies and products. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Even once issued, the scope, validity, enforceability and commercial value of patent rights are uncertain. This uncertainty has been exacerbated by recent actions by the U.S. Congress, the U.S. federal courts and the USPTO, modifying and in some instances weakening the laws and regulations governing patents. Further, any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties, and this could allow others to commercialize our technology or products and compete directly with us or result in our inability to manufacture or commercialize products without infringing third-party rights. Even if we obtain intellectual property protection for our products and technology, it may not preclude competitors from developing products similar to ours or from challenging our names, brands or products. In addition, participants in our markets may use challenges to intellectual property as a means to compete.
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
From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties. The defense costs and settlements for patent infringement lawsuits are not covered by insurance. If we do not prevail in any dispute regarding intellectual property, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all, potentially precluding us from making use of affected products.
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
Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. For example, although we take measures to prevent our employees, consultants and advisors from using the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property of others. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are invalid, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. Either outcome could harm our business and competitive position.
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
As of December 31, 2023, the Company’s indebtedness totaled approximately $1,111.9 million, including $1,098.4 million under our first lien term loan facility, $4.7 million of finance lease obligations and $8.8 million of other long-term debt. In addition, under our asset-based lending facility (the “ABL Facility”), we may borrow up to an additional $425.0 million, and up to $475.0 million under certain circumstances. As of December 31, 2023, the loan balance on the ABL Facility was zero.
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
Although the terms of the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, including under the ABL Facility, the related risks that we face could increase.
Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives. Moreover, because a significant portion of our indebtedness bears interest at variable rates, increases in market interest rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain several restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur additional indebtedness;
•create liens on assets;
•declare or pay certain dividends and other distributions;
•make certain investments, loans, guarantees or advances;
•consolidate, amalgamate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates;
In addition, the ABL Facility contains a financial covenant requiring us to maintain a specified fixed charge coverage ratio during the specified periods described therein. These restrictions could impede our ability to operate our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. See Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements in this Form 10-K.
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
Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations, and our exposure to the risks described above, will increase. As of December 31, 2023, we had approximately $256.5 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital.
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
Provisions in our certificate of incorporation and bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than our Sponsors. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
Our certificate of incorporation, as currently amended, designates specific courts as the sole and exclusive forum for certain claims or causes of action that may be brought by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our certificate of incorporation, as currently amended (our “certificate of incorporation”), provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for certain types of claims, including any derivative claim brought in the right of the Company, any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws, any claim to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws, any claim against the Company governed by the internal affairs doctrine, and any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act of 1933, as amended. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. Our certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
As of December 31, 2023, we had 214,165,676 shares of common stock outstanding and 507,167,955 shares of common stock issuable upon potential exchanges and/or conversions. We have filed a registration statement on Form S-8 under the Securities Act registering 30,639,900 shares of our common stock reserved for issuance under the Second Amended and Restated 2017 Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan and a shelf registration statement on Form S-3 under the Securities Act pursuant to which certain stockholders, including investment funds affiliated with the Sponsors, may sell shares from time to time. Additional sales of a substantial number of our shares of common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock and could impair our ability to raise capital through the sale of additional stock.
The price of our common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.
The market price for our common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, factors described in these risk factors; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our common stock; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. In the past, stockholders have instituted securities class action litigation following periods of market volatility, and as discussed under Note 14. “Commitments and Contingencies” of Notes to Consolidated Financial Statements in this Form 10-K, we are currently the subject of a securities class action lawsuit. We may incur substantial costs and our resources and the attention of management could be diverted from our business as a result of this, or any similar, lawsuit.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Our Board of Directors (the “Board”) recognizes the importance of cybersecurity in today’s digital landscape. We are committed to safeguarding our information systems and data assets. This enables us to maintain the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in overseeing our risk management program, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity processes are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we collect and store, including information regarding our customers, suppliers and employees. As part of our risk management program, we actively work to identify, prevent and mitigate cybersecurity threats, and take steps to be prepared to effectively respond to cybersecurity incidents when they occur.
Risk Management and Strategy
We have established a robust cybersecurity governance framework to manage and mitigate risk. Our approach includes:
•Maintaining a comprehensive International Organization for Standardization-based Information Security Policy. The Information Security Policy is reviewed and certified by our Vice President of Information Technology.
•Inclusion of Sarbanes-Oxley Information Technology General Controls in our Risk and Control Matrix, which are routinely tested by our Internal Audit team.
•Regular risk and vulnerability assessments to identify and address potential weaknesses in our systems. We primarily utilize in-house resources for assessing, identifying and managing cybersecurity threats.
•Engaging external cyber security firms, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cybersecurity defense capabilities and recommending steps to mitigate associated threats, reduce risk, enhance our cybersecurity posture and meet our evolving needs.
•Routine screening of potential and existing third-party vendors to assess their cybersecurity posture and the incremental risk that they may pose to us. Third-party vendor access to critical information systems is subject to regular review and assessment by management, and management evaluates the cybersecurity risks and safeguards of potential third-party vendors prior to engaging such vendors.
•Mandatory employee cybersecurity training to equip the employees with the tools and knowledge to enhance the cybersecurity posture across the organization.
•Continuous monitoring of networks and systems for suspicious activity; leveraging firewalls; intrusion detection and prevention systems; endpoint anti-virus and anti-malware solutions; and a privileged access management system.
•A comprehensive incident response plan, which has been developed to enhance the Company’s ability to respond to, and recover from, cybersecurity incidents.
We engage in the periodic assessment and testing of our processes that are designed to address cybersecurity threats and incidents, including with respect to third-party vendors. The results of such assessments are reported to management and the Board. Adjustments to our cybersecurity processes are made as necessary.
Through the aforementioned processes, we did not identify risks from current or past cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, results of operations, or financial condition. See “Risk Factors—We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure, or those of our vendors or others with which we do business, could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.”
Governance
The Audit Committee is primarily responsible for overseeing our management of risks arising from cybersecurity threats. The Audit Committee receives quarterly presentations on cybersecurity risks, addressing matters such as evolving standards; vulnerability assessments, including results of third-party penetration testing; audits of our cybersecurity IT controls, and independent reviews of our cybersecurity processes. Management and the Board also receive prompt and timely information regarding any significant or potentially material cybersecurity incident and our remediation efforts.
Our Vice President, Information Technology, in coordination with management, works to implement our program to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of our cybersecurity risk management program, we have assigned dedicated resources, including our Vice President, Information Technology, and members of his team to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and provide reports to management, the Audit Committee and the Board on a regular basis and as needed in response to specific incidents.
Our Vice President, Information Technology, has served in various roles in information technology and information security for over 20 years, the majority of which has involved leading IT transformation, cybersecurity and compliance programs at public companies. He holds an undergraduate degree in industrial engineering and an MBA and has attained multiple cybersecurity-related certifications including the Certified Information Systems Security Professional.

ITEM 2. PROPERTIES
The Company’s corporate headquarters is located on leased premises in Charlotte, North Carolina. We own four of our six global manufacturing facilities and one of our eight global distribution facilities. All the other facilities are leased, except for two locations operated by third-party logistics providers, which are provided under service agreements.
Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.
The following is a summary of our principal properties as of December 31, 2023, including manufacturing, distribution, warehouse, and corporate offices:

	No. of Facilities
Location	Manufacturing	Distribution	Warehouse	Corporate Headquarters
North America
Arizona	0	1	0	0
North Carolina	1	1	1	1
Rhode Island	1	0	1	0
Tennessee	1	0	3	0
Canada	0	1	0	0
Europe and Rest of World
Australia	0	4	0	0
China	1	0	0	0
France	0	1	0	0
Spain	2	0	1	0

We believe that our facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our business.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our “Legal Proceedings,” refer to Note 14. “Commitments and Contingencies” of Notes to Consolidated Financial Statements in this Form 10-K, which discussion is incorporated by reference herein.
In addition to the matters discussed in this report and in the notes to our audited consolidated financial statements, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. These proceedings could relate to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. The Securities Class Action alleges, among other things, that the Company and certain of our current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding growth and demand trends following our initial public offering in March 2021. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The Derivative Action seeks recovery of unspecified damages and attorney’s fees and costs, as well as improvements to the Company’s corporate governance and internal procedures.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Action and intend to vigorously defend ourselves in these matters. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve or settle the Securities Class Action and the Derivative Action.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is set forth below:

Name	Age	Position
Kevin Holleran	56	President, Chief Executive Officer and Director
Eifion Jones	56	Senior Vice President, Chief Financial Officer
John Collins	47	Senior Vice President, Chief Commercial Officer
Susan Canning	54	Senior Vice President, Chief Legal Officer and Corporate Secretary
Fernando Blasco	49	Vice President, General Manager, Europe & Rest of World
Kevin Holleran has served as President, Chief Executive Officer, and Director of the Company since August 2019. Prior to joining Hayward, beginning in 2017, Mr. Holleran served as President and Chief Executive Officer of the Industrial Segment within Textron, Inc. (“Textron”). Textron’s Industrial Segment is composed of Textron Specialized Vehicles, Inc. (“Textron Specialized Vehicles”), a leading global manufacturer of purpose-built vehicles and equipment for a variety of commercial and recreational applications across a number of brands, as well as Kautex, a tier one automotive supplier of fuel systems, selective catalytic reduction systems and cleaning solutions. Prior to 2017, Mr. Holleran served for 10 years as the President and Chief Executive Officer of Textron Specialized Vehicles, Inc., during which time he grew revenue and profitability substantially through organic growth and acquisitions. Prior to his time at Textron, Mr. Holleran held several management positions at Ingersoll Rand and Terex Corporation across the sales, marketing, and product management functions. He holds an MBA from Wake Forest University and an undergraduate degree from Cornell University.
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
John Collins has served as Senior Vice President and Chief Commercial Officer since December 2023. Previously he served as the Company’s Senior Vice President, Chief Supply Chain Officer. Prior to joining Hayward, Mr. Collins spent twenty years at Textron Specialized Vehicles, where he served in roles of progressively increasing responsibility, and most recently as the Senior Vice President and General Manager of E-Z-GO. In this role, from 2020 to 2022, Mr. Collins led product management and global sales for Textron’s E-Z-GO and Cushman vehicle lines. Prior to 2020, Mr. Collins served in several leadership roles with Textron, including plant manager; director of sourcing; Vice President, Integrated Supply Chain; Vice President, Parts & Services and Vice President, Consumer Business.
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

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “HAYW.” As of February 27, 2024, there were 310 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future.
On July 26, 2022, the board of directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of our common stock with such authority expiring on July 26, 2025. Under the repurchase program, we may purchase shares of our common stock on a discretionary basis from time to time. The Share Repurchase Program is primarily expected to be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not require the Company to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the quarter ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1 – November 4, 2023	—	—	—	$400,000,000
November 5 – December 2, 2023	—	—	—	400,000,000
December 3 – December 31, 2023	—	—	—	400,000,000
Total	—	—	—	$400,000,000
(1) On July 28, 2022, the Company announced that the Board renewed the initial authorization of the Share Repurchase Program on July 26, 2022, such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, with such authorization expiring on July 26, 2025. Under the Share Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time, which may be conducted through privately negotiated transactions, including with the Sponsors, as well as through open market repurchase or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. During Fiscal Year 2023, the Company did not repurchase any shares of common stock.

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

Each of the cumulative returns is calculated assuming the investment of $100 in each of the securities at the closing price on the first day of trading of our common stock on the NYSE (March 12, 2021), and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on March 12 and continuing through December 31, 2023. Past performance is not necessarily indicative of future performance.

Comparison of Cumulative Total Return since Initial Public Offering
$175
$150
$125
$100
$75
$50
March 12, 2021
December 31, 2021
December 31, 2022
December 31, 2023
Hayward Holdings, Inc.
Russell 1000® Stock Index
S&P 500 Index

	March 12, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Hayward Holdings, Inc.	$100.00	$154.29	$55.29	$80.00
Russell 1000 Stock Index	$100.00	$119.96	$97.19	$121.94
S&P 500 Index	$100.00	$122.15	$99.95	$126.13

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
We define the year ended December 31, 2023 as Fiscal Year 2023 and the year ended December 31, 2022 as Fiscal Year 2022. Our fiscal quarters are 13 weeks except the fourth quarter that ends on December 31 of each fiscal year. The first quarter 2023 refers to the quarter ended April 1, the second quarter 2023 refers to the quarter ended July 1, the third quarter 2023 refers to the quarter ended September 30, and the fourth quarter 2023 refers to the quarter ended December 31.

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
We have an estimated North American seasonal residential pool market share of approximately 34%. We believe that we are well-positioned for future growth. On average, we have over 20 year relationships with our top 20 customers. Historically aftermarket sales represented 80% of our net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair and replace equipment and remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
We manufacture our products at six facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China.
Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its reportable segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 83% and 17% and 84% and 16% of total net sales for Fiscal Year 2023 and Fiscal Year 2022, respectively.
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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affect the period-to-period comparability of our results of operations and may affect our financial performance in the future:
•Demand related to the aging base of pools and the COVID-19 pandemic. Irrespective of broader macroeconomic trends, the primary driver for the industry continues to be aftermarket spending on the base of installed pools. In the United States, our primary market, the record construction of pools from 1999 to 2005 is manifesting itself in the aftermarket repair, replace, and remodel cycle given that the average age of this pool cohort is over 20 years. Residential pool equipment sales increased during the first two years of the COVID-19 pandemic. This increase in demand was experienced broadly across all our product lines as consumers refocused attention on improving the quality of the homeowner’s outdoor living experience. We believe that during this period, the pandemic reinforced existing pool industry growth trends, as well as partially accelerated demand due to the impact of longer lead times that resulted from supply chain shortages. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-fueled demand trends have generally abated, and the industry has returned to more normalized historical seasonal trends.
•Seasonality. Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incent trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2023 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2024. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. Revenue is recognized upon shipment of products, which cannot be returned unless damaged. For more information, see “—Key Factors and Measures We Use to Evaluate Our Business—Net Sales.’’ We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we generally build inventory in the first and third quarters and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms and increases through June due to higher sales in the second quarter. Also, because most of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
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
•New product offerings. Our business is primarily driven by aftermarket spending. Pool owners are increasingly demanding new technologies, such as IoT-enabled and more energy efficient products, as they replace or upgrade their existing pool equipment. In Fiscal Year 2023, new products launched in the last three years contributed approximately 14% of gross sales. These new products offer higher energy efficiency, automation capabilities and enhanced water care solutions, and we expect will become primary drivers of our sales growth. Staying at the forefront of technological innovation and introducing new product offerings with new features will continue to be critical in growing our market share and revenue.
•Macroeconomic Factors on Variable Rate Indebtedness. Rising interest rates resulting from central banks’ efforts to combat macroeconomic price inflation has caused increases in the cost to service our variable rate indebtedness. The Company limits its exposure to these risks by following established risk management policies and procedures, including the use of derivatives. The Company uses interest rate swaps to manage the exposure to changes in rates and the related cost of debt. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk – Interest Rate Risk.”

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
Acquisition and restructuring related costs (or income)
The Company records costs or expenses incurred related to business combinations, organizational restructuring, or gains or losses attributable to any sales or dispositions of assets, including impairments, to acquisition and restructuring related expense, net.
Operating income
Operating income is gross profit less SG&A, RD&E, acquisition and restructuring related expense or income and amortization of intangible assets. Operating income excludes interest expense, income tax expense, and other non-operating expenses, net. We use operating income as well as other indicators as a measure of the profitability of our business.

Interest expense, net
The Company incurs interest expense on its Credit Facilities, as defined herein. The amortization of debt issuance costs and impact of our interest rate hedging instruments are also included in interest expense.
Net income
Net income is operating income less net interest expense, other non-operating items, and provision for income taxes.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the consolidated statements of operations for the Fiscal Years 2023 and 2022 from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, is included under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
The following table summarizes our results of operations and a comparison of the change between the periods (in thousands):

	Years Ended December 31,
	2023	2022
Net Sales	$992,452	$1,314,136
Cost of sales	515,502	717,101
Gross profit	476,950	597,035
Selling, general, and administrative expense	233,607	248,812
Research, development, and engineering expense	24,547	22,359
Acquisition and restructuring related expense	13,213	8,162
Amortization of intangible assets	30,361	32,129
Operating income	175,222	285,573
Interest expense, net	73,584	51,387
Other expense (income), net	551	(51)
Total other expense	74,135	51,336
Income from operations before income taxes	101,087	234,237
Provision for income taxes	20,400	54,890
Net income	$80,687	$179,347
Adjusted EBITDA (a)	$247,273	$367,575
(a) See “— Non-GAAP Reconciliation.”

Fiscal Year 2023 Compared to Fiscal Year 2022
Net sales
Net sales decreased to $992.5 million in Fiscal Year 2023 from $1,314.1 million in Fiscal Year 2022, a decrease of $321.6 million or 24.5%. See segment discussion below for further information.

2023
Volume	(27.7)%
Price, net of discounts and allowances	2.6%
Acquisitions	0.7%
Currency and other	(0.1)%
Total	(24.5)%
The Fiscal Year 2023 decrease in net sales was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of the moderation of end market demand trends due to macroeconomic factors and distribution channel destocking. Geopolitical factors in Europe also contributed to the decline in volume. The increase in the net price was due to price increases enacted to offset inflationary pressure.
Gross profit and Gross profit margin
Gross profit decreased to $477.0 million in Fiscal Year 2023 from $597.0 million in Fiscal Year 2022, a decrease of $120.0 million or 20.1%.
Gross profit margin increased to 48.1% in Fiscal Year 2023 compared to 45.4% in Fiscal Year 2022, an increase of 270 basis points primarily due to the management of our manufacturing costs, partially offset by lower operating leverage. The comparable prior-year period experienced increased costs related to off-contract inventory purchases and increased procurement costs for certain components due to supply constraints.
Selling, general and administrative expense
Selling, general and administrative expense decreased to $233.6 million in Fiscal Year 2023 from $248.8 million in Fiscal Year 2022, a decrease of $15.2 million or 6.1% primarily as a result of cost reductions and lower compensation related expenses associated with the reduction in headcount from the enterprise cost reduction program implemented during 2022, the absence of a one-time expense associated with the discontinuation of a product joint development agreement present in Fiscal Year 2022, as well as decreased professional and bad debt expenses, partially offset by higher warranty expense.
As a percentage of net sales, SG&A increased to 23.5% in Fiscal Year 2023 as compared to 18.9% in Fiscal Year 2022, an increase of 460 basis points, primarily driven by reduced operating leverage.
Research, development and engineering expense
RD&E expense increased to $24.5 million in Fiscal Year 2023 compared to $22.4 million in Fiscal Year 2022, an increase of $2.1 million or 9.8%. As a percentage of net sales, RD&E increased to 2.5% in Fiscal Year 2023 compared to 1.7% in Fiscal Year 2022. RD&E spend continues to be focused on new product development.
Acquisition and restructuring related expense
Acquisition and restructuring related expense increased to $13.2 million in Fiscal Year 2023 as compared to $8.2 million in Fiscal Year 2022, an increase of $5.0 million.
The $13.2 million expense in Fiscal Year 2023 was primarily driven by costs related to the discontinuation of a product line leading to an impairment of the associated fixed assets, inventory and intangible assets, programs to centralize and consolidate manufacturing operations and professional services in Europe as well as costs associated with the relocation of the corporate headquarters to Charlotte, North Carolina.
The $8.2 million expense in Fiscal Year 2022 was primarily driven by restructuring expenses related to the relocation of the corporate headquarters to Charlotte, North Carolina and the Company’s enterprise cost reduction program, as well as acquisition transaction and integration costs associated with the purchase of the specialty lighting business of Halco Lighting Technologies, LLC, which includes the brands J&J Electronics and Sollos (the “Specialty Lighting Business”), partially offset by a gain resulting from the release of certain reserves associated with the exit of an early-stage product line discontinued in 2021.
For additional information, see Note 19. “Acquisition and Restructuring Related Expense” of Notes to Consolidated Financial Statements in this Form 10-K.
Amortization of intangible assets
Amortization of intangible assets decreased to $30.4 million in Fiscal Year 2023 from $32.1 million in Fiscal Year 2022, a decrease of $1.7 million or 5.5%, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income and operating income margin
Operating income decreased to $175.2 million in Fiscal Year 2023 from $285.6 million in Fiscal Year 2022, a decrease of $110.4 million or 38.6% due to the accumulated effect of the items described above. Operating income as a percentage of net sales (“operating margin”) was 17.7% in Fiscal Year 2023, a 400 basis point reduction from the 21.7% operating margin in Fiscal Year 2022.
Interest expense, net
Interest expense, net, increased to $73.6 million in Fiscal Year 2023 from $51.4 million in Fiscal Year 2022, an increase of $22.2 million or 43.2%. The increase was primarily due to variable rate increases on the Company’s First Lien Term Facility, partially offset by net interest income on the interest rate swaps and interest income on cash investment balances.
Interest expense in Fiscal Year 2023 consisted of $76.0 million of interest on the outstanding debt, net of the impact from the interest rate swaps, and $4.7 million of amortization of deferred financing fees, partially offset by $7.1 million of interest income. Interest expense in Fiscal Year 2022 consisted of $48.5 million on the outstanding debt and $3.3 million of amortization of deferred financing fees, partially offset by $0.4 million of interest income.
Provision for income taxes
We incurred income tax expense of $20.4 million for Fiscal Year 2023 and $54.9 million for Fiscal Year 2022, a decrease of $34.5 million or 62.8%. This decrease in tax expense was primarily due to decreased income from operations.
Our effective income tax rate decreased to 20.2% for Fiscal Year 2023 from 23.4% for Fiscal Year 2022 primarily due to the reversal of a valuation allowance, favorable prior year tax return adjustments, and an increase in excess tax benefit from stock compensation, partially offset by withholding tax related to a change in the indefinite reinvestment assertion for one jurisdiction.
Net income
As a result of the foregoing, net income decreased to $80.7 million in Fiscal Year 2023 compared to net income of $179.3 million in Fiscal Year 2022, a decrease of $98.6 million or 55.0%.
Adjusted EBITDA and adjusted EBITDA margin
Adjusted EBITDA decreased to $247.3 million in Fiscal Year 2023 from $367.6 million in Fiscal Year 2022, a decrease of $120.3 million or 32.7% driven primarily by lower net sales and operating leverage resulting in a decrease in gross profit of $120.1 million, partially offset by a decrease in SG&A expenses of $15.2 million.
Adjusted EBITDA margin decreased to 24.9% in Fiscal Year 2023 compared to 28.0% in Fiscal Year 2022, a decrease of 310 basis points.
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
Segment income represents net sales less cost of sales, less segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “— Non-GAAP Reconciliation” for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures:

(Dollars in Thousands)	Fiscal Year 2023			Fiscal Year 2022
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$992,452	$823,276	$169,176	$1,314,136	$1,108,859	$205,277
Gross profit	476,950	410,641	66,309	597,035	514,855	82,180
Gross profit margin %	48.1%	49.9%	39.2%	45.4%	46.4%	40.0%

Income from operations before income taxes	$101,087			$234,237
Expenses not allocated to segments
Corporate expense, net	30,147			30,151
Acquisition and restructuring related expense	13,213			8,162
Amortization of intangible assets	30,361			32,129
Interest expense, net	73,584			51,387
Other (income) expense, net	551			(51)
Segment income (a)	$248,943	$215,425	$33,518	$356,015	$308,627	$47,388
Segment income margin %	25.1%	26.2%	19.8%	27.1%	27.8%	23.1%
Adjusted segment income (b)	$272,196	$237,693	$34,503	$389,195	$340,779	$48,416
Adjusted segment income margin % (b)	27.4%	28.9%	20.4%	29.6%	30.7%	23.6%
(a)Consolidated segment income is a non-GAAP measure.
(b)See “—Non-GAAP Reconciliation.”

North America (“NAM’’)
(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Net sales	$823,276	$1,108,859
Gross profit	$410,641	$514,855
Gross profit margin %	49.9%	46.4%
Segment income	$215,425	$308,627
Segment income margin %	26.2%	27.8%
Adjusted segment income(a)	$237,693	$340,779
Adjusted segment income margin %(a)	28.9%	30.7%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales decrease was driven by the following:

2023
Volume	(28.7)%
Price, net of discounts and allowances	2.3%
Acquisitions	0.8%
Currency and other	(0.2)%
Total	(25.8)%
Net sales
Net sales decreased to $823.3 million in Fiscal Year 2023 from $1,108.9 million in Fiscal Year 2022, a decrease of $285.6 million or 25.8%.
This decrease was primarily the result of a decline in volume, partially offset by increases in price and the favorable impact of acquisitions. The decline in volume was primarily the result of the moderation of end market demand trends due to macroeconomic factors and distribution channel destocking. The increase in the net price was due to price increases enacted to offset inflation.
Gross profit and Gross profit margin
Gross profit decreased to $410.6 million in Fiscal Year 2023 from $514.9 million in Fiscal Year 2022, a decrease of $104.3 million or 20.2%.
Gross profit margin increased to 49.9% in Fiscal Year 2023 from 46.4% in Fiscal Year 2022, an increase of 350 basis points, primarily due to the management of our manufacturing costs, including reduced costs specifically in freight and tariffs, partially offset by lower operating leverage.
Segment income and Segment income margin
Segment income decreased to $215.4 million in Fiscal Year 2023 from $308.6 million in Fiscal Year 2022, a decrease of $93.2 million or 30.2%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by the absence of a one-time expense in SG&A associated with the discontinuation of a product joint development agreement. As a percentage of segment net sales, SG&A and RD&E expenses increased from 18.6% in the Fiscal Year 2022 to 23.7% as a result of the decline in sales as discussed above.
Segment income margin decreased to 26.2% in Fiscal Year 2023 from 27.8% in Fiscal Year 2022, a decrease of 160 basis points primarily resulting from the decline in sales as discussed above and higher SG&A expense as a percentage of segment net sales.

Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $237.7 million in Fiscal Year 2023 from $340.8 million in Fiscal Year 2022, a decrease of $103.1 million or 30.3%. This was driven by the lower segment income as discussed above, adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin decreased to 28.9% in Fiscal Year 2023 from 30.7% in Fiscal Year 2022, a decrease of 180 basis points.
Europe & Rest of World (“E&RW”)
(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Net sales	$169,176	$205,277
Gross profit	$66,309	$82,180
Gross profit margin %	39.2%	40.0%
Segment income	$33,518	$47,388
Segment income margin %	19.8%	23.1%
Adjusted segment income(a)	$34,503	$48,416
Adjusted segment income margin %(a)	20.4%	23.6%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales decrease was driven by the following:

2023
Volume	(22.0)%
Price, net of discounts and allowances	4.0%
Currency and other	0.4%
Total	(17.6)%
Net sales
Net sales decreased to $169.2 million in Fiscal Year 2023 from $205.3 million in Fiscal Year 2022, a decrease of $36.1 million or 17.6%.
The decrease in net sales was primarily due to a decline in volume as a result of distribution channel destocking and geopolitical factors and macroeconomic uncertainty, partially offset by the favorable impact of price increases and the favorable impact of foreign currency translation.
Gross profit and Gross profit margin
Gross profit decreased to $66.3 million in Fiscal Year 2023 from $82.2 million in Fiscal Year 2022, a decrease of $15.9 million or 19.3%.
Gross profit margin decreased to 39.2% in Fiscal Year 2023 compared to 40.0% in Fiscal Year 2022, a decrease of 80 basis points, primarily driven by lower operating leverage and an increase in obsolescence reserves, partially offset by the net price increases discussed above.
Segment income and Segment income margin
Segment income decreased to $33.5 million in Fiscal Year 2023 from $47.4 million in Fiscal Year 2022, a decrease of $13.9 million or 29.3%. This was primarily driven by a decrease in sales and gross profit as discussed above, partially offset by lower SG&A expense. As a percentage of segment net sales, SG&A and RD&E expenses increased from 17.0% in the Fiscal Year 2022 to 19.4% as a result of lower net sales as discussed above.

Segment income margin decreased to 19.8% in Fiscal Year 2023 from 23.1% in Fiscal Year 2022, a decrease of 330 basis points. The decline was primarily attributable to the decreased sales and operating leverage.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $34.5 million in Fiscal Year 2023 from $48.4 million in Fiscal Year 2022, a decrease of $13.9 million or 28.7%. This was primarily driven by the decreased sales and operating leverage adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin decreased to 20.4% in Fiscal Year 2023 from 23.6% in Fiscal Year 2022, a decrease of 320 basis points.

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
EBITDA is defined as earnings before interest (including amortization of debt costs), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Total segment income represents net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. Adjusted segment income is defined as segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation, and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP.
Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, total segment income and adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss), operating income and segment income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, total segment income, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA and adjusted segment income should not be construed as an inference that our future results will be unaffected by these items.

Following is a reconciliation from net income to adjusted EBITDA (dollars in thousands):

	Years Ended December 31,
	2023	2022
Net income	$80,687	$179,347
Depreciation	15,983	19,246
Amortization	37,079	38,393
Interest expense	73,584	51,387
Income taxes	20,400	54,890
EBITDA	227,733	343,263
Stock-based compensation(a)	1,270	1,602
Currency exchange items(b)	786	926
Acquisition and restructuring related expense, net(c)	13,213	8,162
Other(d)	4,271	13,622
Total Adjustments	19,540	24,312
Adjusted EBITDA	$247,273	$367,575
Adjusted EBITDA margin	24.9%	28.0%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”), whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the current presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been $0.4 million.
(b)	Represents unrealized non-cash losses (gains) on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)
Adjustments in the year ended December 31, 2023 primarily include $6.7 million of costs related to the discontinuation of a product line leading to an impairment of the associated fixed assets, inventory and intangible assets, $2.4 million related to programs to centralize and consolidate manufacturing operations and professional services in Europe, $1.9 million of costs associated with the relocation of the corporate headquarters to Charlotte, North Carolina, $1.2 million separation costs associated with the 2022 cost reduction program and $0.8 million of costs associated with integration costs from prior acquisitions.

Adjustments in the year ended December 31, 2022 primarily include $5.0 million of costs associated with the relocation of the Corporate headquarters, $2.9 million separation costs associated with a reduction-in-force, $1.9 million transaction costs associated with the acquisition of the Specialty Lighting Business, partially offset by a $2.4 million gain resulting from the release of certain reserves associated with the exit of an early-stage product line discontinued in 2021.

(d)
Adjustments in the year ended December 31, 2023 primarily include $1.8 million related to inventory and fixed asset write-offs in Europe and $1.5 million of costs incurred related to the selling stockholder offerings of shares in March, May and August 2023, which are reported in SG&A in our consolidated statements of operations.

Adjustments in the year ended December 31, 2022 primarily include $5.5 million of expenses associated with the discontinuation of a product joint development agreement, a $3.3 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, $2.3 million of transitional expenses incurred to enable go-forward public company regulatory compliance, $1.4 million of costs incurred related to the selling stockholder offering of shares in May 2022, which are reported in SG&A in our consolidated statements of operations, $0.9 million of expenses related to the Corporate headquarters transition, $0.2 million bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine, and other immaterial items, partially offset by subsequent collections and $1.1 million of gains resulting from an insurance policy reimbursement related to the fire incident in our manufacturing and administrative facilities in Yuncos, Spain.

Following is a reconciliation from income from operations before income taxes to total segment income and adjusted segment income (dollars in thousands):

	Years Ended December 31,
	2023	2022
Income from operations before income taxes	$101,087	$234,237
Expenses not allocated to segments
Corporate expense, net	30,147	30,151
Acquisition and restructuring related expense	13,213	8,162
Amortization of intangible assets	30,361	32,129
Interest expense, net	73,584	51,387
Other (income) expense, net	551	(51)
Segment income	248,943	356,015
Depreciation	15,550	17,815
Amortization	6,718	6,265
Stock-based compensation (a)	482	(434)
Other (b)	503	9,534
Total Adjustments	23,253	33,180
Adjusted segment income	$272,196	$389,195
Adjusted segment income margin	27.4%	29.6%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the current presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been income of $0.6 million.
(b)
Adjustments in the year ended December 31, 2023 include miscellaneous items we believe are not representative of our ongoing business operations.

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

Following is a reconciliation from segment income to adjusted segment income for NAM (dollars in thousands):

	Years Ended December 31,
	2023	2022
Segment income	$215,425	$308,627
Depreciation	14,610	17,049
Amortization	6,718	6,265
Stock-based compensation (a)	437	(494)
Other (b)	503	9,332
Total Adjustments	22,268	32,152
Adjusted segment income	$237,693	$340,779
Adjusted segment income margin	28.9%	30.7%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the current presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been income of $0.7 million.
(b)
Adjustments in the year ended December 31, 2023 for NAM include miscellaneous items we believe are not representative of our ongoing business operations.

Adjustments in the year ended December 31, 2022 for NAM include $5.5 million of expenses associated with the discontinuation of a product joint development agreement and a $3.3 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the Specialty Lighting Business, and other immaterial items.

Following is a reconciliation from segment income to adjusted segment income for E&RW (dollars in thousands):

	Years Ended December 31,
	2023	2022
Segment income	$33,518	$47,388
Depreciation	940	766
Amortization	—	—
Stock-based compensation (a)	45	60
Other (b)	—	202
Total Adjustments	985	1,028
Adjusted segment income	$34,503	$48,416
Adjusted segment income margin	20.4%	23.6%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. Beginning in the three months ended July 2, 2022, the adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO, whereas in prior periods, the adjustment included stock-based compensation expense for all equity awards. Under the current presentation, the stock-based compensation adjustment for the year ended December 31, 2022 would have been an expense of $0.1 million.
(b)
Adjustments in the year ended December 31, 2022 for E&RW include $0.2 million bad debt reserves related to certain customers impacted by the conflict in Russia and Ukraine partially offset by subsequent collections.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Facility. Primary working capital requirements are for raw materials, assembled components and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an Early Buy program, the timing of inventory purchases and receipt of customer payments. As such, the utilization of the ABL Facility fluctuates during the year.
During the end of the year we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program that features a price discount and extended payment terms. Shipments under the 2023 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2024. We expect to receive payments for the majority of these shipments during the second quarter of 2024. As a result, our accounts receivable balance increases from the late third quarter through the first quarter of 2024 before the Early Buy payments are received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received.
Unrestricted cash and cash equivalents totaled $178.1 million as of December 31, 2023, which is an increase of $121.9 million from $56.2 million at December 31, 2022. As of December 31, 2023, the Company had invested $25 million in certificates of deposit, which is included in short-term investments on the consolidated balance sheets.
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
The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. Various countries have implemented Pillar Two with effect from January 1, 2024, and many other jurisdictions are in the process of implementing it. The Company is continuing to evaluate the potential impact on future periods of Pillar Two.

Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 9, “Long-Term Debt” of Notes to the Consolidated Financial Statements in this Form 10-K for further information on the terms of the Credit Facilities.
Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
First Lien Term Facility, due May 28, 2028	$975,000	$985,000
Incremental Term Loan B, due May 28, 2028	123,438	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	8,775	4,593
Finance lease obligations	4,729	6,728
Subtotal	1,111,942	1,121,009
Less: Current portion of the long-term debt	(15,088)	(14,531)
Less: Unamortized debt issuance costs	(17,574)	(21,423)
Total	$1,079,280	$1,085,055
ABL Facility
The aggregate amount of the revolving loan commitments on the ABL Facility is $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”). The borrowings under the ABL Facility bear interest at a rate equal to an adjusted term of the Secured Overnight Financing Rate (“SOFR”) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, while the FILO Sublimit borrowings bear interest at a rate equal to SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively. The ABL Facility matures June 1, 2026. We have the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
For the year ended December 31, 2023, the average borrowing base under the ABL Facility was $265.8 million and the average loan balance outstanding was $17.3 million. As of December 31, 2023, the loan balance was zero with a borrowing availability of $256.5 million.
For the year ended December 31, 2022, the average borrowing base under the ABL Facility was $246.5 million and the average loan balance outstanding was $73.1 million. As of December 31, 2022 the loan balance was zero with a borrowing availability of $208.4 million.
First Lien Term Facilities
On May 22, 2023, the Company entered into the Fifth Amendment to the Company’s First Lien Credit Agreement to replace the LIBOR based reference rate with an adjusted term SOFR. The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR (which includes an applicable credit spread adjustment), plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. For the prior year, the borrowings under the First Lien Term Facility bore interest at a rate equal to LIBOR or a base rate plus an applicable margin of 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage ratio as defined by the credit agreement is less than 2.5x.

The First Lien Term Facility also includes an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B bears interest at an annual floating rate based on SOFR (with a 0.50% floor) plus 3.25% and a 0.10% credit spread adjustment. The incremental loan requires a $0.3 million repayment of principal on the last business day of each March, June, September and December.
Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must make an annual mandatory prepayment of principal for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to 50% if the First Lien Leverage Ratio is greater than 3.0x, less certain allowed deductions, in each case as of December 31 of the prior year. Pursuant to this provision, the Company does not have a mandatory excess cash flow prepayment in 2024 based on the First Lien Leverage Ratio and permitted deductions as of December 31, 2023. The First Lien Term Facility including the Incremental Term Loan B, matures on May 28, 2028.
As of December 31, 2023, the balance outstanding under the First Lien Term Facility was $975.0 million and the balance outstanding under the Incremental Term Loan B was $123.4 million. The effective interest rate on borrowings under the First Lien facilities, including the impact of an interest rate hedge, was 6.85%.
As of December 31, 2022, the balance outstanding under the First Lien Term Facility was $985.0 million and the balance outstanding under the Incremental Term Loan B was $124.7 million. The effective interest rate on borrowings, including the impact of an interest rate hedge, was 4.61%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of December 31, 2023, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities (dollars in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$184,540	$115,944
Net cash used in investing activities	(55,381)	(92,573)
Net cash used in financing activities	(7,612)	(229,240)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	373	(3,750)
Change in cash and cash equivalents and restricted cash	$121,920	$(209,619)
Net cash provided by operating activities
Net cash provided by operating activities increased to $184.5 million for the year ended December 31, 2023 from $115.9 million for the year ended December 31, 2022, an increase of $68.6 million, or 59.2%. The increase was driven by cash generated by working capital compared to cash used for working capital during the prior-year period, partially offset by a decrease in net income.
Net cash used in investing activities
Net cash used in investing activities decreased to $55.4 million for the year ended December 31, 2023 compared to $92.6 million for the year ended December 31, 2022, a decrease of $37.2 million, or 40.2%. The decrease was primarily driven by the absence of acquisition costs compared to the prior year, which included $61.3 million for the acquisition of the Specialty Lighting Business, partially offset by investments made into certificates of deposit.

Net cash (used in) provided by financing activities
Net cash used in financing activities decreased to $7.6 million for the year ended December 31, 2023 compared to $229.2 million for the year ended December 31, 2022, a decrease of $221.6 million. For the year ended December 31, 2023, net cash used by financing activities was primarily driven by payments on long-term debt. For the year ended December 31, 2022, net cash used by financing activities was primarily driven by share repurchases, partially offset by the proceeds from the issuance of long-term debt.
Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (a)	$15,958	$13,085	$13,040	$11,692	$1,053,438	$—	$1,107,213
Letters of credit	4,327	—	—	—	—	—	4,327
Operating lease commitments (b)	10,779	9,692	8,821	7,172	6,749	40,115	83,328
Finance lease commitments	2,289	1,920	353	352	85	—	4,999
Total	$33,353	$24,697	$22,214	$19,216	$1,060,272	$40,115	$1,199,867
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
Off-Balance Sheet Arrangements
We had $4.3 million and $4.5 million of outstanding letters of credit on our ABL Facility as of December 31, 2023 and December 31, 2022, respectively.

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
Customer Rebates
Many of our major customer agreements provide for rebates upon achievement of various performance targets. We account for customer rebates as a reduction of gross sales with either a corresponding offset to accounts receivable or recognition of an accrued liability. We estimate the rebates based on our latest projection of customer performance. We update the estimates regularly to reflect any changes to the projection of customer performance for the applicable period.
Goodwill and Indefinite Lived Intangibles
We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. As of December 31, 2023, goodwill and indefinite lived intangible assets were $935.0 million and $736.0 million, respectively.

For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. In 2023, the Company performed a quantitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2022, the Company did not proceed beyond the qualitative analysis, and no goodwill impairments were recorded in either year.
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
Stock-Based Compensation
We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based restricted share units (“PSUs”). PSU awards are recognized as compensation expense beginning at the grant date and reassessed quarterly for probability. We reassess the probability of achievement at each reporting period and adjust compensation cost, as necessary. If there are any changes in our probability assessment, we recognize a cumulative catch-up adjustment in the period of the change in estimate, with the remaining unrecognized expense recognized prospectively over the remaining requisite service period. If we subsequently determine that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the fair value of option awards.
Warranties
We provide base warranties on the products we sell for specific periods of time, which vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace or remodel all parts that are defective in factory-supplied materials or workmanship. We accrue the estimated cost of warranty coverages at the time of sale using historical information regarding the nature, frequency, and average cost of claims for each product. We then compare the resulting accruals with present spending rates, among other factors, to assess whether the balances are adequate to meet expected future obligations. Based on this data, we update the estimates as necessary.
Inventory Valuation
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in our consolidated statement of operations as a loss in the period in which it occurs. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin and current business trends. The estimates have calculations that require us to make assumptions based on the current rate of sales, age, salability of inventory, and profitability of inventory, all of which may be affected by changes in merchandising mix and consumer preferences. We review and update these reserves on a quarterly basis.

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
Currency Fluctuation Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. For the Fiscal Year 2023, approximately 17% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were transacted in Euros, Canadian dollars and Australian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
The Company’s transactions, including those arising from intercompany transactions, that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables and expenses denominated in currencies other than the functional currency of the operating entity. Periodically, we use derivative financial instruments to manage the risks around the non-functional currency cash flows of our operating entities and may use forward and option contracts denominated in the Canadian dollar, the Euro and Australian dollar.
Based on the Fiscal Year 2023, an aggregate increase or decrease of 10% in the currency exchange rate would have caused a translational increase or decrease of approximately $17 million and $1 million in net sales and net income, respectively.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate, therefore, we are exposed to market risks relating to changes in interest rates. As of December 31, 2023, we had $1,098.4 million of outstanding variable rate loans under the First Lien Term Facility. Based on our December 31, 2023 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $5.0 million, net of interest rate swap settlements.
In the first quarter of 2023, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $100.0 million of its variable-rate debt obligations to fixed-rate debt. As of December 31, 2023 and December 31, 2022, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million and $500.0 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS

HAYWARD HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hayward Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hayward Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company primarily sells pool equipment to its customers. The Company’s consolidated net sales were $992.5 million for the year ended December 31, 2023. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (FOB) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company recognizes revenue net of rebates and other discounts.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. Also, as disclosed by management, material weaknesses existed during the year related to the Company’s control environment, control activities, and information technology general controls, which impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (ii) testing a sample of rebate and other discount transactions by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and cash payment; (iii) testing a sample of rebates and other discounts accrued as of December 31, 2023 by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and subsequent cash payment; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2024

We have served as the Company’s auditor since 1999.

Hayward Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$178,097	$56,177
Short-term investments	25,000	—
Accounts receivable, net of allowances of $2,870 and $3,937, respectively	270,875	209,109
Inventories, net	215,180	283,658
Prepaid expenses	14,331	14,981
Income tax receivable	9,994	27,173
Other current assets	11,264	21,186
Total current assets	724,741	612,284
Property, plant and equipment, net	158,979	149,828
Goodwill	935,013	932,396
Trademark	736,000	736,000
Customer relationships, net	206,308	230,503
Other intangibles, net	94,082	106,673
Other non-current assets	91,161	107,329
Total assets	$2,946,284	$2,875,013
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$15,088	$14,531
Accounts payable	68,943	54,022
Accrued expenses and other liabilities	155,543	163,283
Income taxes payable	109	574
Total current liabilities	239,683	232,410
Long-term debt	1,079,280	1,085,055
Deferred tax liabilities, net	248,967	264,111
Other non-current liabilities	66,896	70,403
Total liabilities	1,634,826	1,651,979
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock $0.001 par value, 750,000,000 authorized; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022	243	241
Additional paid-in capital	1,080,894	1,069,878
Treasury stock; 28,666,369 and 28,666,369 at December 31, 2023 and 2022, respectively	(357,755)	(357,415)
Retained earnings	580,909	500,222
Accumulated other comprehensive income	7,167	10,108
Total stockholders’ equity	1,311,458	1,223,034
Total liabilities, redeemable stock and stockholders’ equity	$2,946,284	$2,875,013
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$992,452	$1,314,136	$1,401,794
Cost of sales	515,502	717,101	746,012
Gross profit	476,950	597,035	655,782
Selling, general and administrative expense	233,607	248,812	267,264
Research, development and engineering expense	24,547	22,359	22,867
Acquisition and restructuring related expense	13,213	8,162	15,030
Amortization of intangible assets	30,361	32,129	32,647
Operating income	175,222	285,573	317,974
Interest expense, net	73,584	51,387	50,854
Loss on debt extinguishment	—	—	9,418
Other expense (income), net	551	(51)	(2,439)
Total other expense	74,135	51,336	57,833
Income from operations before income taxes	101,087	234,237	260,141
Provision for income taxes	20,400	54,890	56,416
Net income	$80,687	$179,347	$203,725

Earnings per common share
Basic	$0.38	$0.82	$0.52
Diluted	$0.37	$0.78	$0.49
Weighted average common share outstanding
Basic	213,144,063	219,945,024	187,688,087
Diluted	220,688,616	229,726,497	200,574,232

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	2023			2022			2021
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$80,687			$179,347			$203,725
Other comprehensive income (loss):
Foreign currency translation adjustments	5,101	—	5,101	(17,391)	—	(17,391)	(5)	(763)	(768)
Net change on cash flow hedges	(10,723)	2,681	(8,042)	31,676	(7,919)	23,757	6,480	(1,620)	4,860
Comprehensive income			$77,746			$185,713			$207,817

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Changes in Redeemable Stock and Stockholders’ Equity
(Dollars in thousands)

	Redeemable Class A and C Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	869,923	$594,500	2,772,900	$3	$10,297	$(3,686)	$202,997	$(350)	$209,261
Net income	—	—	—	—	—	—	203,725	—	203,725
Conversion to common stock upon IPO	(869,923)	(594,500)	206,147,857	206	679,644	—	(85,805)	—	594,045
Issuance of common stock	—	—	22,200,000	22	351,553	—	—	—	351,575
Issuance of Class A stock	186	—	—	—	221	—	—	—	221
Cash distributions	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	15,005	—	—	—	15,005
Issuance of common stock for compensation plans	—	—	2,971,149	7	2,004	—	—	—	2,011
Repurchase of stock	(186)	—	(1,035,107)	—	—	(10,380)	—	—	(10,380)
Other comprehensive income	—	—	—	—	—	—	—	4,092	4,092
Balance as of December 31, 2021	—	$—	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	—	—	179,347	—	179,347
Stock-based compensation	—	—	—	—	7,948	—	—	—	7,948
Issuance of common stock for compensation plans	—	—	2,096,934	3	3,206	—	—	—	3,209
Repurchase of stock	—	—	(23,290,952)	—	—	(343,349)	—	—	(343,349)
Other comprehensive income	—	—	—	—	—	—	—	6,366	6,366
Balance as of December 31, 2022	—	$—	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	—	—	80,687	—	80,687
Stock-based compensation	—	—	—	—	9,165	—	—	—	9,165
Issuance of common stock for compensation plans	—	—	2,302,895	2	1,851	—	—	—	1,853
Repurchase of stock	—	—	—	—	—	(340)	—	—	(340)
Other comprehensive loss	—	—	—	—	—	—	—	(2,941)	(2,941)
Balance as of December 31, 2023	—	$—	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$80,687	$179,347	$203,725
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,983	19,246	18,826
Amortization of intangible assets	37,079	38,393	38,990
Amortization of deferred debt issuance fees	4,696	3,271	4,005
Stock-based compensation	9,165	7,948	15,005
Deferred income taxes	(12,786)	(5,345)	(15,314)
Allowance for bad debts	(1,067)	1,934	644
Loss on debt extinguishment	—	—	9,418
Loss on impairment	6,720	—	6,319
Loss on sale of property, plant and equipment	1,000	6,128	4,219
Changes in operating assets and liabilities
Accounts receivable	(58,700)	(3,409)	(70,115)
Inventories	67,824	(35,117)	(89,660)
Other current and non-current assets	24,820	(40,197)	(17,161)
Accounts payable	14,551	(36,773)	18,365
Accrued expenses and other liabilities	(5,432)	(19,482)	62,121
Net cash provided by operating activities	184,540	115,944	189,387

Cash flows from investing activities
Purchases of property, plant, and equipment	(30,994)	(29,625)	(26,222)
Purchases of short-term investments	(25,000)	—	—
Purchases of intangibles	—	—	(914)
Acquisitions, net of cash acquired	—	(62,952)	(21,509)
Proceeds from sale of property, plant, and equipment	613	4	25
Cash paid for settlements of investment currency hedge	—	—	(157)
Net cash used in investing activities	(55,381)	(92,573)	(48,777)

Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	—	377,400
Costs associated with Initial Public Offering	—	—	(26,124)
Purchases of common stock for treasury	(340)	(343,349)	(9,524)
Proceeds from issuance of long-term debt	5,448	129,725	51,659
Debt issuance costs	—	(8,547)	(12,551)
Payments of long-term debt	(12,518)	(10,445)	(369,644)
Proceeds from revolving credit facility	144,100	150,000	68,000
Payments on revolving credit facility	(144,100)	(150,000)	(68,000)
Proceeds from issuance of short term debt	6,130	8,119	—
Payments of short term debt	(6,894)	(5,063)	—
Other, net	562	320	(259)
Net cash (used in) provided by financing activities	(7,612)	(229,240)	10,957

Effect of exchange rate changes on cash and cash equivalents	373	(3,750)	(1,065)

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Change in cash and cash equivalents	121,920	(209,619)	150,502
Cash and cash equivalents, beginning of year	56,177	265,796	115,294
Cash and cash equivalents, end of year	$178,097	$56,177	$265,796

Supplemental disclosures of cash flow information:
Cash paid-interest	$75,658	$51,499	$46,763
Cash paid-income taxes	16,420	99,395	62,467
Equipment financed under finance leases	(21)	1,603	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Organization
Hayward Holdings, Inc. (the “Company”) is a global designer, manufacturer, and marketer of a broad portfolio of pool equipment and associated automation systems. The Company has six primary manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France, Spain and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to the terms of sale to customers.
Note 2. Significant Accounting Policies
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
Cash and Cash Equivalents
Cash equivalents primarily consist of cash on deposit with banks, readily marketable and highly rated investments in government securities, corporate bonds and commercial paper with a maturity date within three months or less at date of purchase; and money market funds that invest substantially all their assets in the types of investments aforementioned.
Periodically throughout the period, the Company’s cash balance exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company maintains cash balances at banking institutions in Australia, China, Canada, France, Spain and the United Kingdom which are not protected by FDIC insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. The Company does not believe that its cash balances are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Short-term Investments
The Company classifies its investments as cash and cash equivalents or short-term investments based upon the terms of the investment. As of December 31, 2023 the Company had certificates of deposit of $25 million reported as short-term investments in the consolidated balance sheets. Short-term investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings.
Accounts Receivable, Net
Accounts receivable is presented net of accrued rebates and allowances for returns and doubtful accounts. The Company’s allowance for doubtful accounts is an estimate of current expected credit losses that is determined based on a variety of factors that affect the potential collectability of related receivables, including customer history, customer credit ratings, financial stability of customers, specific one-time events and overall economic environment.

Activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Charges (Recoveries) to Costs and Expenses	Additions (Deductions)	Balance at End of Period
2021	$1,359	$724	$(80)	$2,003
2022	2,003	2,176	(242)	3,937
2023	3,937	(1,055)	(12)	2,870
Inventories
Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves on a first-in, first-out (“FIFO”) basis. The Company evaluates inventory for excess and obsolescence and record necessary reserves based on historical costs, selling price, margin and current business trends.
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
For the year ended December 31, 2023, the Company recorded a $3.9 million impairment charge in its North America reportable segment for significant long-lived assets associated with the discontinuation of a product line. The charge is recorded within acquisition and restructuring related expense in the consolidated statements of operations. For the year ended December 31, 2022, the Company recorded a $5.5 million impairment charge in its North America reportable segment for significant long-lived assets associated with the discontinuation of a product joint development agreement. The charge is recorded within selling, general and administrative expense within the consolidated statements of operations.
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
The Company has the option to first complete a qualitative assessment (i.e., “Step 0”) to determine whether it is more likely than not that the fair value of the business is less than its carrying amount. If the Company determines that this is the case, it is required to perform the currently prescribed quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be charged for that reporting unit, if any. In addition to the more likely than not assessment as part of the Step 0, if significant time has elapsed since the prior valuation or economic conditions have been volatile, the Company may elect to perform a quantitative assessment.
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
For the year ended December 31, 2023, the Company completed a quantitative assessment and for the year ended December 31, 2022, the Company completed a qualitative impairment analysis of goodwill for each of its reporting units at November 30, 2023 and 2022, respectively. The results of the quantitative assessment for the year ended December 31, 2023 indicated the fair value of each of the reporting units exceeded the corresponding carrying value. The qualitative assessment for the year ended December 31, 2022 indicated that it was more likely than not that the fair values of the reporting units were more than the carrying values.
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
For the year ended December 31, 2023, the Company completed a quantitative assessment of indefinite-lived intangible assets in conjunction with its quantitative impairment analysis of goodwill at November 30, 2023. The results of the quantitative assessment for the year ended December 31, 2023 indicated the fair values exceeded the corresponding carrying values. For the year ended December 31, 2022, the Company completed a qualitative impairment analysis of indefinite-lived intangible assets at November 30, 2022. The results of the qualitative assessment indicated that it was more likely than not that the fair values of the indefinite-lived intangible assets were more than the carrying values.
Intangible assets with finite lives are amortized based on the estimated useful life of the intangible asset using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method.
In the fourth quarter of 2023, the Company discontinued a product line. As a result of the product line discontinuation, the Company recognized an impairment loss of $0.5 million associated with the product technology intangible asset within the North America reportable segment. The impairment loss is recorded within acquisition and restructuring related expense in the consolidated statements of operations.
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
Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) and reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of designated and effective net investment hedges are recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings only upon the sale or liquidation of the Company’s hedged net investment. Changes in the fair value of undesignated derivative instruments are recognized currently in the consolidated statements of operations. Cash flows for derivative instruments designated and effective as hedges are classified consistent with the underlying hedged item. Derivatives not designated and effective as hedges are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Revenue Recognition
Revenue is recognized by the Company, net of sales taxes, when goods or services obligated in a contract with a customer have been transferred, and no further performance obligation on such transfer is required, in an amount that reflects the consideration expected to be received. For the sale of the Company’s products, revenue is typically recognized upon shipment.
Customers are offered volume discounts and other promotional benefits. The Company estimates volume discounts, promotional benefits, and returns based upon the terms of the customer contracts and actual historical experience and records such amounts as a reduction of gross sales with either an offsetting adjustment to accounts receivable or recognition of an accrued liability. The Company regularly monitors the adequacy of these offsets by comparing to actual results.
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
The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense of which there was no expense for the years ended December 31, 2023 and 2022.
Concentration of Credit Risks
The Company’s largest customer accounted for approximately 36% and 35% of consolidated sales for the years ended December 31, 2023 and 2022, respectively and represented 38% and 30% of total accounts receivable at December 31, 2023 and 2022, respectively. No other customer accounted for sales greater than 10% of consolidated sales. The Company’s sales to this customer are included in both the North America and Europe & Rest of World reportable segments. One other customer accounted for greater than 10% of total accounts receivable for the year ended December 31, 2023 with approximately 10% of total accounts receivable. The Company has adequate availability of suppliers. The loss of any one supplier would not have a long-term material effect on the Company’s operations.
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
Advertising Costs
Advertising costs are typically expensed as incurred; however, certain costs are deferred and included within prepaid assets on the Company’s consolidated balance sheets. These deferred costs are expensed as the events occur or as the materials are distributed. Advertising costs expensed were $9.0 million, $9.8 million and $7.2 million for the years ended December 31, 2023, 2022 and 2021 respectively.
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

Earnings per Share
The two-class method is an earnings allocation formula that determines earnings per share (“EPS”) for common stock and participating securities, according to rights to dividends declared and participation rights in undistributed earnings. Under this method, net earnings is reduced by the amount of dividends declared in the current period for each class of common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between the classes of common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net earnings attributable to each class of common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings attributable to common stockholders per common share has been computed by dividing the net earnings attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the more dilutive of the two- class method, if-converted method or treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options and restricted stock become anti-dilutive, and basic and diluted EPS are computed in the same manner.
The Company calculates basic earnings per share (“Basic EPS”) using the two-class method, which is required for the year ended 2021 as the Company had multiple classes of common stock prior to the initial public offering (“IPO”). Under the two-class method, earnings for the period are allocated on a pro-rata basis to Class A and common stockholders. The weighted-average number of Class A and common shares outstanding during the period is then used to calculate basic EPS for each class of shares.
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
Insurance
The Company obtains standard corporate insurance policies with an insured position subject to retention (deductible) for risks including but not limited to fire, flood, cyber, directors and officers, business interruption, ocean cargo, workers’ compensation in the United States, automobile, property and casualty, general liability and product liability. The Company offers employee medical benefits in the United States under a self-funded plan combined with stop-loss coverage to limit its exposure to large claims. Insurance claims filed and claims incurred but not reported are accrued based upon estimates of the ultimate costs to be incurred using historical experience.
Foreign Currency Translation
The Company predominantly uses the U.S. dollar as its functional currency. The Company has international subsidiaries whose local currency has been determined to be their functional currency. For these subsidiaries, the assets and liabilities are translated using period-end exchange rates, and the revenues and expenses are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translation are recorded separately in stockholders’ equity as a component of accumulated other comprehensive loss. The effect of exchange rate changes on intercompany transactions of a long-term and permanent nature are credited or charged directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses, including the remeasurement of monetary assets or liabilities denominated in a currency other than the functional currency, are reported in other income or expense.
Acquisitions
The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-

controlling interest is recognized as goodwill in the accompanying consolidated balance sheets. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the accompanying consolidated statements of operations in the period the costs are incurred.
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
Leases
The Company determines whether a contract is or contains a lease at contract inception based on the presence of identified assets and its right to obtain substantially all the economic benefit from and to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”) asset and corresponding lease liability on its consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. When the rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date and factors in a hypothetical interest rate on a collateralized basis with similar terms, payments and economic environments. The Company’s ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, minus any lease incentives received, and any direct costs incurred by the lessee.
Recently Adopted Accounting Standards
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued additional guidance deferring the sunset date of Topic 848 - Reference Rate Reform until December 31, 2024.
During the year-ended December 31, 2023, the Company completed the transition of its financial instruments and debt agreements effected by reference rate reform, including its existing First Lien Credit Agreement, to an alternative base rate instead of LIBOR. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements. Refer to Note 9 for additional details regarding the Company’s amendments to its debt agreements.
Recently Issued Accounting Standards
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the standard on its segment reporting disclosures.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its income tax disclosures.

Note 3. Revenue Recognition
The Company primarily sells pool equipment including pumps, filters, heaters, cleaners, salt chlorinators, automation, lighting, safety and flow control products to its customers. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (“FOB”) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company’s standard customer payment terms are net thirty days. The Company has established an early-buy program for select customers for purchases made outside of peak season that extends favorable payment terms, generally not to exceed 180 days, and applies the practical expedient in Accounting Standards Codification (the “ASC”) 606-10-32-18 to not adjust the amount of consideration for the effects of a significant financing component. The Company recognizes revenue net of rebates and other discounts.
Under some arrangements, the Company and its customer agree to an annual incentive agreement. These incentive agreements establish all potential rebates and discounts. The transaction price is reduced for certain customer programs and offerings including pricing arrangements and other volume-based rebates and discounts that represent variable consideration.
Volume-based rebates are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these rebate programs, at the time of sale, the Company determines the most likely amount of the rebate based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and the anticipated cost of the rebate reduces gross sales.
The following tables disaggregate net sales between product groups and geographic regions, respectively (in thousands):

	Years Ended December 31,
	2023	2022	2021
Product groups
Residential pool	$904,028	$1,230,339	$1,325,284
Commercial pool	38,972	34,037	30,888
Flow control	49,452	49,760	45,622
Total	$992,452	$1,314,136	$1,401,794
Geographic
United States	$761,596	$990,196	$1,011,710
Canada	61,680	118,663	149,140
Europe	93,311	120,857	169,949
Rest of World	75,865	84,420	70,995
Total International	230,856	323,940	390,084
Total	$992,452	$1,314,136	$1,401,794

Note 4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$103,559	$133,516
Work in progress	15,374	16,467
Finished goods	96,247	133,675
Total	$215,180	$283,658
Activity in the Company’s inventory obsolescence reserve is as follows (in thousands):

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
2021	$13,994	$2,654	$(10,146)	$6,502
2022	6,502	7,422	(2,038)	11,886
2023	$11,886	$19,267	$(1,878)	$29,275

Note 5. Property, Plant and Equipment, Net
The carrying value of property, plant, and equipment is as follows (in thousands):

	December 31,
	2023	2022
Land	$10,513	$10,929
Buildings and improvements	47,452	47,292
Machinery, tools and equipment	142,642	139,440
Construction in progress	43,431	25,407
Owned equipment	244,038	223,068
Machinery, tools and equipment	9,276	9,351
Construction in progress	1,582	1,528
Equipment under finance lease	10,858	10,879
Less: Accumulated depreciation	(95,917)	(84,119)
Total	$158,979	$149,828
Depreciation expense was $16.0 million, $19.2 million, and $18.8 million (of which $12.6 million, $15.1 million and $15.6 million is included within cost of sales) for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents property, plant, and equipment, net, by country (in thousands):

	December 31,
	2023	2022
United States	$125,546	$113,937
China	19,937	21,872
Canada	8,049	7,931
Spain	4,787	5,361
France	490	533
Other	170	194
Total	$158,979	$149,828

Note 6. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill is as follows (in thousands):

	North America	Europe & Rest of World	Total
Balance at December 31, 2021	$829,091	$95,173	$924,264
Acquisitions	14,790	—	14,790
Currency translation	(4,273)	(2,385)	(6,658)
Balance at December 31, 2022	839,608	92,788	932,396
Currency translation	1,441	1,176	2,617
Balance at December 31, 2023	$841,049	$93,964	$935,013
For the year ended December 31, 2023, the Company completed a quantitative assessment in conjunction with its quantitative impairment analysis of goodwill at November 30, 2023. The results of the quantitative assessment for the year ended December 31, 2023 indicated the fair values exceeded the corresponding carrying values of each reporting unit. In 2022, the Company performed a qualitative analysis and no goodwill impairments were recorded.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$413,220	$(206,912)	$206,308	$411,521	$(181,018)	$230,503
Covenant not to compete	1,475	(473)	1,002	1,475	(178)	1,297
Trademarks	75,201	(29,914)	45,287	75,201	(24,864)	50,337
Product technology	82,505	(34,712)	47,793	82,973	(27,934)	55,039
Total amortizable intangibles	572,401	(272,011)	300,390	571,170	(233,994)	337,176
Trademarks	736,000	—	736,000	736,000	—	736,000
Total intangible assets	$1,308,401	$(272,011)	$1,036,390	$1,307,170	$(233,994)	$1,073,176

	Estimated Useful Lives	Net Carrying Amount December 31, 2022	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2023
Customer relationships	15-20	$230,503	$—	$(25,005)	$—	$810	$206,308
Covenant not to compete	5	1,297	—	(295)	—	—	1,002
Trademarks	15	50,337	—	(5,048)	—	(2)	45,287
Product technology	10-20	55,039	—	(6,731)	(475)	(40)	47,793
Total amortizable intangibles		337,176	—	(37,079)	(475)	768	300,390
Trademarks		736,000	—	—		—	736,000
Total intangible assets		$1,073,176	$—	$(37,079)	$(475)	$768	$1,036,390

	Estimated Useful Lives	Net Carrying Amount December 31, 2021	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2022
Customer relationships	15-20	$242,854	$17,100	$(26,942)	$—	$(2,509)	$230,503
Covenant not to compete	5	75	1,400	(178)	—	—	1,297
Trademarks	15	52,007	3,300	(4,973)	—	3	50,337
Product technology	10-20	51,110	10,228	(6,300)	—	1	55,039
Total amortizable intangibles		346,046	32,028	(38,393)	—	(2,505)	337,176
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,082,046	$32,028	$(38,393)	$—	$(2,505)	$1,073,176
Amortization expense was $37.1 million, $38.4 million and $39.0 million (of which $6.7 million, $6.3 million and $6.4 million is included within cost of sales) for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023, the weighted-average remaining lives of definite-lived intangible assets is approximately 11.6 years. The weighted-average remaining lives at December 31, 2023 for customer relationships, trademarks, product technology and covenants not to compete are approximately 12.7, 9.2, 9.2 and 3.4 years, respectively.

Estimated future amortization expense related to amortizable intangibles as of December 31, 2023 is as follows (in thousands):

2024	$34,474
2025	31,954
2026	30,138
2027	27,687
2028	25,604
Thereafter	150,533
Total	$300,390

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Selling, promotional and advertising	$48,440	$47,511
Warranty reserve	22,154	19,652
Inventory purchases	20,790	24,154
Employee compensation and benefits	17,796	18,955
Insurance reserve	9,450	9,987
Operating lease liability - short term	7,828	8,749
Freight	6,034	3,820
Deferred income	4,021	7,178
Short term notes payable	2,292	3,056
Business restructuring costs	1,690	2,337
Professional fees	1,449	1,543
Payroll taxes	827	1,404
Other accrued liabilities	12,772	14,937
Total	$155,543	$163,283
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
Changes in the warranty reserve are as follows (in thousands):

Balance at January 1, 2021	$16,412
Accrual for warranties issued during the period	34,686
Payments	(26,924)
Balance at December 31, 2021	24,174
Accrual for warranties issued during the period	31,753
Payments	(36,275)
Balance at December 31, 2022	19,652
Accrual for warranties issued during the period	47,368
Payments	(44,866)
Balance at December 31, 2023	$22,154

Note 8. Income Taxes
The components of income from operations before income taxes by jurisdiction are as follows (in thousands):

	December 31,
	2023	2022	2021
United States	$89,461	$184,231	$183,539
International	11,626	50,006	76,602
Total	$101,087	$234,237	$260,141
The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$21,697	$38,180	$40,748
State	6,575	9,979	11,438
International	4,914	12,076	19,544
	33,186	60,235	71,730
Deferred
Federal	(10,455)	(3,077)	(8,492)
State	(2,894)	(4,329)	(2,240)
International	563	2,061	(4,582)
	(12,786)	(5,345)	(15,314)
Provision for income taxes	$20,400	$54,890	$56,416
Reconciliation between the effective tax rate on income from operations and the statutory tax rate is as follows:

	December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes—net of federal benefit	2.9	1.9	2.9
International withholding taxes—net of federal benefit	3.7	0.4	—
GILTI	0.3	0.2	0.4
Research & development tax credit	(1.0)	(0.3)	(0.3)
Foreign derived intangible income (“FDII”) deduction	(2.3)	(0.9)	(0.8)
Valuation allowance	(1.6)	—	(1.4)
Prior-year tax return adjustments	(1.6)	0.1	(0.3)
Stock compensation	(3.0)	(1.7)	(3.8)
Non-deductible compensation subject to 162(m) limitation	1.0	1.1	3.0
Permanent differences	0.2	0.2	(0.3)
International rate differential	0.6	1.7	1.2
Other	—	(0.3)	0.1
Effective tax rate	20.2%	23.4%	21.7%
The decrease in the Company’s effective tax rate from 23.4% for the year ended December 31, 2022 to 20.2% for the year ended December 31, 2023 was primarily due to the reversal of a valuation allowance, favorable prior year tax return adjustments and increased excess tax benefits from stock compensation, partially offset by the accrual of withholding tax resulting from a change to the Company’s indefinite reinvestment assertion for one jurisdiction.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax asset
Lease liabilities	$14,444	$15,339
Inventory	11,970	7,859
Warranty reserve	5,157	4,594
Research and development capitalization	6,165	4,717
Accrued liabilities	3,653	3,434
Net operating loss carryforwards	3,423	3,605
Deferred compensation and stock options	3,108	3,187
Insurance reserve	1,283	1,458
Interest expense	450	409
Tax credits	316	2,902
Other	414	605
Unrealized foreign exchange loss	—	822
Total deferred tax asset	50,383	48,931
Deferred tax liability
Intangible assets	(251,111)	(258,929)
Property, plant & equipment	(18,778)	(20,632)
Right of use assets	(12,510)	(13,797)
Other current assets	(3,301)	(3,443)
Derivatives	(5,238)	(8,589)
Foreign withholding tax accrual	(2,448)	—
Deferred financing costs	(1,252)	(1,542)
Unrealized foreign exchange (gain)	(634)	—
Change in accounting policy	—	(1,532)
Total deferred tax liability	(295,272)	(308,464)
Subtotal	(244,889)	(259,533)
Valuation allowance	(2,964)	(3,770)
Net deferred tax liability	$(247,853)	$(263,303)
Deferred taxes are reflected in the Company’s consolidated balance sheet based on tax jurisdiction as follows (in thousands):

	December 31,
	2023	2022
Deferred tax asset	$1,114	$808
Deferred tax liability	(248,967)	(264,111)
Net deferred tax liability	$(247,853)	$(263,303)
The Company has U.S. federal net operating loss (“NOL”) carryforwards in the amount of $12.6 million and $12.6 million as of December 31, 2023 and 2022, respectively, from historical acquisitions. The NOL carryforwards expire between 2035 and 2037. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from ownership changes in excess of 50 percent over a three-year period. The Company estimates that all of these NOL carryforwards may be subject to limitation and potentially expire prior to their utilization. The Company maintains a $12.6 million valuation allowance on these NOL carryforwards.
In addition, the Company’s France subsidiary has NOL carryforwards totaling approximately $3.1 million and $3.8 million as of December 31, 2023 and 2022, respectively, which have no expiration.
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
The Company’s total valuation allowance of $3.0 million and $3.8 million as of December 31, 2023 and 2022, respectively, consists of U.S. NOL carryforwards and U.S. tax credits.
The following table is a roll forward of the valuation allowance applied against certain deferred tax assets (in thousands):

	Balance at Beginning of Period	Provision for Income Taxes	Deductions	Other	Balance at End of Period
2021	$7,471	$—	$(3,701)	$—	$3,770
2022	$3,770	$—	$—	$—	$3,770
2023	$3,770	$767	$(1,573)	$—	$2,964
As of 2023, the Company will no longer assert that its undistributed earnings in one jurisdiction are permanently reinvested. Accordingly, the Company has recorded all taxes on the undistributed earnings in that jurisdiction. The Company will continue its practice and intention to reinvest the earnings of certain non-U.S. subsidiaries in those operations. As of December 31, 2023 and 2022, the Company has not made a provision for U.S. state tax or foreign withholding taxes on approximately $90.1 million for 2023 and $152.7 million for 2022 of its undistributed earnings and profits that are indefinitely reinvested.
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
The following table is a reconciliation of unrecognized tax benefits including any interest and penalties (in thousands):

Balance at January 1, 2021	$297
Reduction due to statute expiration	(264)
Currency	(33)
Balance at December 31, 2021	—
Currency	—
Balance at December 31, 2022	—
Currency	—
Balance at December 31, 2023	$—

The Company files tax returns in various global jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, examinations for years before 2020. The statute of limitations in foreign jurisdictions generally ranges between three to four years. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, which as of December 31, 2023 and 2022 was zero. There are no uncertain tax positions as of December 31, 2023 and 2022.

Note 9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
First Lien Term Facility, due May 28, 2028	$975,000	$985,000
Incremental Term Loan B, due May 28, 2028	123,438	124,688
ABL Revolving Credit Facility	—	—
Other bank debt	8,775	4,593
Finance lease obligations	4,729	6,728
Subtotal	1,111,942	1,121,009
Less: Current portion of the long-term debt	(15,088)	(14,531)
Less: Unamortized debt issuance costs	(17,574)	(21,423)
Total	$1,079,280	$1,085,055
Interest expense, net for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest expense on outstanding debt	$75,972	$48,472	$46,887
Amortization of deferred financing fees	4,696	3,271	4,005
Interest (income)	(7,084)	(356)	(38)
Interest expense, net	73,584	51,387	50,854
Loss on debt extinguishment	—	—	9,418
Total	73,584	51,387	60,272
The Company’s existing ABL Revolving Credit Facility (the “ABL Facility”) includes revolving loan commitments of $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to the Company’s Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $35 million First-In, Last-Out Sublimit (“FILO Sublimit”).
As of December 31, 2023, the Company had approximately $256.5 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. The ABL Facility matures on June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, while the FILO Sublimit borrowings bear interest at a rate equal to SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively. The Company has the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
On May 22, 2023, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Company’s First Lien Credit Agreement (the “First Lien Term Facility”) to replace the LIBOR based reference rate with SOFR. The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR (which includes an applicable credit spread adjustment), plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
Under the First Lien Term Facility, the Company has an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B matures on May 28, 2028. The Incremental Term Loan B bears interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing rate (“Term SOFR”) (which includes an applicable credit spread adjustment) (with a 0.50% floor) plus 3.25%. The incremental loan requires a $0.3 million repayment of principal on the last business day of each March, June, September and December.
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company does not have a mandatory excess cash flow prepayment for 2024 based on the First Lien Leverage Ratio as of December 31, 2023 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal is due at maturity on May 28, 2028. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Facilities.
At December 31, 2023, the future principal payments of the Company’s long-term debt obligations, excluding finance lease obligations, are as follows (in thousands):

2024	$15,958
2025	13,085
2026	13,040
2027	11,692
2028	1,053,438
Thereafter	—
Total	$1,107,213

Note 10. Derivatives and Hedging Transactions
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
In the first quarter of 2023, the Company entered into interest rate swap agreements that effectively convert an initial notional amount of $100.0 million of its variable-rate debt obligations to fixed-rate debt. As of December 31, 2023 and December 31, 2022, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million and $500.0 million, respectively. A notional amount of $250.0 million matures in March 2025, $100.0 million in March 2026 and the other $250.0 million in January 2027. In connection with the Fifth Amendment to the First Lien Term Facility, the Company contemporaneously entered into new interest rate swap agreements with revised contractual terms to effectuate the change to replace the LIBOR based reference rate with SOFR. The Company applied the optional expedient per ASU No. 2020-04, No. 2021-01, and 2022-06 and, thus, continued to designate and account for the interest rate swap agreements as cash flow hedges.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the year ended December 31, 2023 and December 31, 2022, the Company recognized $2.1 million of expense and $0.1 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location on the consolidated balance sheet of the Company’s significant derivative instruments (in thousands):

	Years Ended December 31,
	2023				2022
	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities
Interest rate swaps (1)	$—	$21,398	$—	$445	$—	$31,676	$—
Foreign exchange contracts	227	—	872	—	1,450	—	232
Total	$227	$21,398	$872	$445	$1,450	$31,676	$232

(1) The Company estimates that $14.2 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive income (in thousands):

	Unrealized Gain (Loss) Recognized in AOCI (1)			Gain (Loss) Reclassified from AOCI to Earnings (2)			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2023	2022	2021	2023	2022	2021
Interest rate swaps	$4,917	$23,757	$4,860	$15,640	$(195)	$(6,598)	Interest Expense
Net investment hedge	—	—	1,647	—	—	—	N/A
Total	$4,917	$23,757	$6,507	$15,640	$(195)	$(6,598)

(1) The tax expense, expense and benefit, respectively, on the gain (loss) recognized in AOCI for the twelve months ended December 31, 2023 and December 31, 2022 and December 31, 2021 was $1.2 million, $7.9 million and zero, respectively.

(2) The tax benefit, expense and expense, respectively, on the gain (loss) reclassified from AOCI to earnings for the twelve months ended December 31, 2023, December 31, 2022 and December 31, 2021 was $3.9 million, zero and $1.7 million, respectively.

Note 11. Fair Value Measurements
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
The Company’s investment plan assets as part of the nonqualified Hayward Industries Supplemental Retirement Plan (the “Supplemental Retirement Plan”) are measured in the financial statement at fair value on a recurring basis and are based on quoted market prices in active markets. Accordingly, the fair value measurements of the Supplemental Retirement Plan assets are categorized as Level 1. Refer to Note 18, “Retirement Plans” for further information on the plan assets.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$25,000	$25,000	$—	$—
Liabilities:
Long-term debt and related current maturities	$1,098,438	$1,098,422	$1,109,688	$1,071,456
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

Note 12. Segments and Related Information
The Company has two reportable segments to align to its key geographies and go-to market strategy: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment gross profit less selling, general and administrative expenses (“SG&A”) and RD&E. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment is included in the following summary (in thousands):

	Year Ended December 31, 2023
	North America	Europe & Rest of World	Total
External net sales	$823,276	$169,176	$992,452
Segment income	215,425	33,518	248,943
Capital expenditures	25,879	1,633	27,512
Depreciation and amortization	21,328	940	22,268
Intersegment sales	13,964	215	14,179

	Year Ended December 31, 2022
	North America	Europe & Rest of World	Total
External net sales	$1,108,859	$205,277	$1,314,136
Segment income	308,627	47,388	356,015
Capital expenditures	24,169	2,375	26,544
Depreciation and amortization	23,313	767	24,080
Intersegment sales	32,514	453	32,967

	Year Ended December 31, 2021
	North America	Europe & Rest of World	Total
External net sales	$1,160,850	$240,944	$1,401,794
Segment income	359,886	59,195	419,081
Capital expenditures	24,640	876	25,516
Depreciation and amortization	23,222	1,021	24,243
Intersegment sales	33,549	427	33,976
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
Total segment income	$248,943	$356,015	$419,081
Corporate expense, net	30,147	30,151	53,430
Acquisition and restructuring related expense	13,213	8,162	15,030
Amortization of intangible assets	30,361	32,129	32,647
Operating income	175,222	285,573	317,974
Interest expense, net	73,584	51,387	50,854
Loss on debt extinguishment	—	—	9,418
Other (income) expense, net	551	(51)	(2,439)
Total other expense	74,135	51,336	57,833
Income from operations before income taxes	$101,087	$234,237	$260,141

Note 13. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022	2021
Net income	$80,687	$179,347	$203,725
Deemed Dividend - Class A stock redemption (a)	—	—	85,541
Dividends paid to Class C stockholders	—	—	41
Net income attributable to Class A and common stockholders, basic (b)	80,687	179,347	118,143
Net income attributable to Class A holders, basic	—	—	20,640
Net income attributable to common stockholders, basic	80,687	179,347	97,503
Net income attributable to Class A stockholders, diluted	—	—	19,534
Net income attributable to common stockholders, diluted	$80,687	$179,347	$98,609

Weighted average number of common shares outstanding, basic	213,144,063	219,945,024	187,688,087
Effect of dilutive securities(c)	7,544,553	9,781,473	12,886,145
Weighted average number of common shares outstanding, diluted	220,688,616	229,726,497	200,574,232

Earnings per share attributable to common stockholders, basic	$0.38	$0.82	$0.52
Earnings per share attributable to common stockholders, diluted	$0.37	$0.78	$0.49
(a) This non-cash deemed dividend represents the beneficial conversion feature related to the redemption of Class A shares for common shares as a consequence of the IPO.
(b) Net income attributable to Class A stockholders is impacted by the total shares of participating securities, basic and diluted, on an as converted basis.
(c) For the years ended December 31, 2023, 2022, and 2021 there were potential common shares totaling approximately 2.8 million, 2.3 million, and 1.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

In connection with the IPO, all outstanding Class A and Class C shares were redeemed and/or converted into Common Stock. Subsequent to IPO and as of December 31, 2023, the Company only has Common Stock outstanding. See Note 16. Stockholders’ Equity.

Note 14. Commitments and Contingencies
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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital

Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling appointing Fulton County as the lead plaintiff and consolidating the two securities class actions (City of Southfield and Erie) under the City of Southfield docket. The complaints filed in both actions allege, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding growth and demand trends following the Company’s initial public offering in March 2021. The complaints seek unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees. The Company intends to defend the claims in both actions vigorously and is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past directors of the Company. The purported shareholder alleges breach of fiduciary duties to Company stockholders by intentionally or recklessly making or permitting the dissemination of materially false and misleading statements and omissions, unjust enrichment, and corporate waste in connection with the claims in the securities class actions. The Company intends to defend the claims in this action vigorously and is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit.

Note 15. Leases
The Company’s operating and finance lease portfolio primarily consists of office space, IT equipment, office equipment, and vehicles. Operating lease ROU assets are presented within other non-current assets. The current portion of operating lease liabilities are presented within accrued expenses and other liabilities, and the non-current portion of operating lease liabilities are presented within other non-current liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment - net, and the finance lease obligations are included in current portion of long-term debt and in long-term debt on the consolidated balance sheets.
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
The following lease cost is included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease cost (a)
Operating leases cost	$12,216	$11,752
Amortization of ROU assets	716	903
Interest on lease liabilities	169	250
Finance leases cost	885	1,153
Total lease cost	$13,101	$12,905

(a) With the exception of interest on lease liabilities, the Company records lease costs to cost of sales or selling, general and administrative expense on the consolidated statements of operations, depending on the use of the leased asset. Interest on lease liabilities are recorded to interest expense, net on the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,032	$11,486
Operating cash flows from finance leases	169	249
Financing cash flows from finance leases	1,790	1,911
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,490	$11,348
Finance leases	(21)	1,603
Supplemental balance sheet information related to leases as of December 31, 2023 was as follows (in     thousands):

	December 31,
	2023	2022
Operating leases
Other non-current assets	$58,638	$65,495
Accrued expenses and other liabilities	7,828	8,749
Other non-current liabilities	58,642	64,800
Total operating lease liabilities	66,470	73,549
Finance leases
Property, plant and equipment	10,858	10,879
Accumulated depreciation	(2,415)	(1,991)
Property, plant and equipment, net	8,443	8,888

Current maturities of long-term debt	2,121	2,206
Long-term debt	2,608	4,522
Total finance lease liabilities	$4,729	$6,728
Weighted average information:

	December 31,
	2023	2022
Finance leases
Remaining lease term (in years)	2.47	3.27
Discount rate	2.98%	3.21%
Operating leases
Remaining lease term (in years)	9.78	10.46
Discount rate	4.71%	4.42%

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$10,779	$2,289
2025	9,692	1,920
2026	8,821	353
2027	7,172	352
2028	6,749	85
Thereafter	40,115	—
Total lease payments	83,328	4,999
Less: interest	(16,858)	(270)
Total	$66,470	$4,729

Note 16. Stockholders’ Equity
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
Dividends paid
For the years ended December 31, 2023 and 2022, no dividend was declared nor paid on the Common Stock.
Share Repurchases
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the year ended December 31, 2023 under the Share Repurchase Program. For the year ended December 31, 2022, the Company repurchased 23.3 million shares of Common Stock in the open market and in privately negotiated transactions for an aggregate consideration of approximately $343.1 million under the Share Repurchase Program. Refer to Note 20, “Related Party Transactions” for information on the privately negotiated share repurchases in the year ended December 31, 2022. As of December 31, 2023, $400.0 million remained available for additional share repurchases under the program.

Note 17. Stock-based Compensation
Stock-based compensation expense recorded in the consolidated statements of operations for equity-classified stock-based awards was $9.2 million, $7.9 million, and $15.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has established two equity incentive plans as described below.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of Common Stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of December 31, 2023, there were 10,634,524 shares available for future issuance under the 2021 Plan.
Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.
Performance-Based Restricted Stock Units
The Company utilizes performance-based restricted stock units (“PSUs”) as part of its equity awards program for certain senior management and executive officers. The vesting of the PSUs granted during 2023 is tied to return on gross invested capital and adjusted EBITDA margin while the PSUs granted during 2022 is tied to organic net revenue growth and adjusted EBITDA margin, each with a relative weighting of 50%. The PSUs are measured over 3-year performance period with a minimum of 50% of the target awarded PSUs to be earned for threshold performance and a maximum of 200% of the target awarded PSUs to be earned for maximum performance. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The following table summarizes activity for PSUs under the 2021 Plan:

	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2022	98,061	$16.46
Granted	148,378	11.81
Forfeited	(17,162)	13.72
Vested and converted to common	—
Outstanding as of December 31, 2023	229,277	$13.59
At December 31, 2023 total unrecognized compensation cost related to the performance based stock options granted under the 2021 plan is estimated to be $0.6 million, to be recognized over a weighted-average period of 2.2 years.
The following table presents the weighted-average fair value of PSUs granted during the year:

	Years Ended December 31,
	2023	2022
Weighted-average fair value per share of PSUs granted during the year	$11.81	$16.50

Time-based Stock Options
The following table summarizes activity for stock options under the 2021 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,252,106	$16.93	8.70	$9
Granted	740,745	11.81
Exercised	(1,633)	11.67		3
Forfeited	(245,109)	15.58
Outstanding as of December 31, 2023	2,746,109	15.62	7.83	1,457
Options exercisable as of December 31, 2023	1,020,669	17.05	—	—
Options expected to vest as of December 31, 2023	2,746,109	$15.62	7.83	$1,457
The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2023	2022	2021
Weighted-average fair value per share of options granted during the year	$4.73	$5.40	$6.46
Assumptions:
Risk-free interest rate	4.26%	1.88%	1.07%
Expected life (years)	6	6	6
Expected dividend yield	—%	—%	—%
Expected volatility	32.3%	29.7%	37.5%
The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the expected term of these stock options. The expected volatility was based upon comparable public company historical volatility. The expected life was based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method,” as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
At December 31, 2023, the total unrecognized compensation cost related to the stock options granted under the 2021 Plan was $5.1 million, to be recognized over a weighted-average period of 1.6 years.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of options exercised during the year	$3	$2	$—

Time-based Restricted Stock Units
The following table summarizes activity for time-based restricted stock units under the 2021 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2022	307,597	$15.22
Granted	621,527	11.62
Forfeited	(54,978)	14.26
Vested and converted to common	(160,600)	14.34
Outstanding as of December 31, 2023	713,546	$12.36

At December 31, 2023, the total unrecognized compensation cost related to restricted stock units granted under the 2021 Plan was $5.6 million, to be recognized over a weighted-average period of 2.0 years.
The total fair value of restricted stock awards vested was $2.3 million and $1.4 million in the years ended 2023 and 2022, respectively.
The following table presents the weighted-average fair value of time-based restricted stock units granted during the year:

	Years Ended December 31,
	2023	2022	2021
Weighted-average fair value per share of time-based restricted stock units granted during the year	$11.62	$14.65	$17.80
2017 Equity Incentive Plan
In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the issuance of stock options, restricted stock and restricted stock awards to officers, directors and employees. The stock options granted under the 2017 Plan generally have a maximum term of up to ten years. Restricted stock, restricted stock awards, and stock options granted under the 2017 Plan generally are eligible to vest based on continued service, generally over five years, or upon an initial public offering and post-initial public offering stock price performance. Due to the Company’s IPO on March 12, 2021 and subsequent stock price performance, all performance-vesting conditions were satisfied on March 26, 2021.
For presentation purposes in this document the Company has recast all figures to reflect the 195-for-1 stock split in the Common Stock that occurred on March 2, 2021.
As of December 31, 2023, there were 7,311,894 outstanding options and no outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following the Company’s IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).

Time-Based Stock Options
The following table summarizes activity for time-based stock options under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	4,875,806	$1.15	6.25	$40,247
Granted	—	—
Exercised	(1,158,119)	0.74		14,259
Forfeited	(90,190)	1.44
Outstanding as of December 31, 2023	3,627,497	1.27	5.46	44,717
Options exercisable as of December 31, 2023	2,775,831	1.19	5.27	34,451
Options expected to vest as of December 31, 2023	851,666	$1.55	6.08	$10,266

The total intrinsic value of options exercised was $14.3 million, $11.8 million, and $19.8 million in the years ended 2023, 2022 and 2021, respectively. At December 31, 2023, the total unrecognized compensation cost related to the time-based stock options granted under the 2017 Plan was $0.7 million, to be recognized over a weighted-average period of 1.0 years.
For years in which the Company granted additional time-based stock options, under the 2017 Plan, it determined the fair value of such stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

Year Ended December 31,
2021
Weighted average fair value per share of options granted during the year	2.14
Assumptions:
Risk-free interest rate	0.13%
Expected life (years)	1.5
Expected dividend yield	—%
Expected volatility	58.0%
No stock options under the 2017 Plan were granted during the years ended December 31, 2023 and December 31, 2022.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of options exercised during the year	$14,259	$11,774	$19,792

Stock Options with Market and Performance Conditions
The following table summarizes activity for stock options with market and performance conditions under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	4,643,970	$1.25	6.41	$37,863
Granted	—
Exercised	(959,573)	1.02		11,340
Forfeited	—	—
Outstanding as of December 31, 2023	3,684,397	1.31	5.55	45,292
Options exercisable as of December 31, 2023	3,684,397	1.31	5.55	45,292
Options expected to vest as of December 31, 2023	—	$—	—	$—
The performance criteria for these awards was met on March 26, 2021 due to the Company’s IPO and an average trade price over a consecutive 10-trading day period which provided a minimum return equal to two times the initial invested capital of certain former holders of Class A shares whose shares were exchanged for shares of Common Stock.
As such, all performance-based stock options vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2023, there is no remaining unrecognized compensation cost related to performance-based stock options.
For years in which the Company granted additional stock options, under the 2017 Plan, it determined the fair value of such stock options at the date of grant using the Black-Scholes option-pricing model. No stock options under the 2017 Plan were granted during the year ended December 31, 2023 and December 31, 2022.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of options exercised during the year	$11,340	$12,849	$29,206
Time-Based Restricted Stock Awards
The time-based criteria for all time-based restricted stock awards issued under the 2017 Plan was met in 2022. As such, all time-based restricted stock awards vested in 2022 and the Company recognized the related stock-based compensation expense in the year 2022. The total fair value of restricted stock awards vested was $0.1 million and $0.1 million for the years ended 2022 and 2021, respectively. As of December 31, 2023, there was no remaining unrecognized compensation cost related to time-based restricted stock awards.
Performance-Based Restricted Stock Awards with Market and Performance Conditions
The performance criteria for all performance-based restricted stock awards issued under the 2017 Plan was met on March 26, 2021. As such, all performance-based restricted stock awards vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. The total fair value of performance-based restricted stock awards vested for the year ended December 31, 2021 was $1.4 million. As of December 31, 2023, there was no remaining unrecognized compensation cost related to performance-based restricted stock awards.

Note 18. Retirement Plans
The Company maintains the Hayward Industries Retirement Plan (the “Retirement Plan”), a defined-contribution 401(k) plan, for substantially all of its U.S. employees. Under the Retirement Plan the Company contributes 3% of compensation as a non-elective contribution, to eligible employees, regardless of employee deferrals, and an additional non-elective contribution between 1 to 3% of compensation, based on age, for employees that were hired before January 1, 1996. To be eligible to receive the Company contribution, an employee must have been with the Company for one year and completed at least 1,000 hours of service. Additionally, the Retirement Plan allows employees to elect to defer up to 60% of his or her compensation on a pre-tax basis (not to exceed the IRS maximum), unless he or she is projected to be age 50 or older by the end of the taxable year. The Company matches 50% of each participant’s deferral contribution, in an amount up to 6% of the employee’s deferral. The Company’s contribution to the Retirement Plan was approximately $5.7 million, $6.6 million and $6.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company also maintains the Supplemental Retirement Plan. The Supplemental Retirement Plan allows key executives to contribute up to 25% of their base salary and up to 100% of their annual bonus (as defined in the Supplemental Retirement Plan). The Company matches 100% of an eligible employee’s deferral in an amount up to 9% of the employee’s eligible compensation contributed to the Supplemental Retirement Plan. The employer contributions vest immediately. The employer contribution was approximately $0.3 million, $0.8 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities. The following table presents the fair values of the related investments (in thousands):

	Years Ended December 31,
	2023	2022
Value of investments related to Supplemental Retirement Plan	$5,910	$4,390

Note 19. Acquisition and Restructuring Related Expense
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Business restructuring costs	$12,419	$6,215	$15,030
Acquisition transaction costs	794	1,947	—
Total	$13,213	$8,162	$15,030
In the fourth quarter of 2023, the Company discontinued a product line. As a result, the Company incurred a $6.7 million non-cash charge related to the impairment of associated fixed assets, inventory and intangible assets. Additional exit costs to be incurred in future fiscal periods related to this product discontinuance are not expected to be material.
In the third quarter of 2023, the Company initiated programs to centralize and consolidate manufacturing operations and professional services in Europe. For the twelve months ended December 31, 2023, the Company incurred $2.4 million of expense related to the programs, which include severance and employee benefit costs, as well as other direct separation benefit costs.
In the third quarter of 2022, the Company initiated an enterprise cost reduction program to address the market dynamics and maintain the Company’s strong financial metrics. The initial focus was on a reduction of variable costs with specific attention to eliminating cost inefficiencies in the Company’s supply chain and reducing variable labor in its production cost base. In addition to these variable cost reductions, the Company identified structural selling, general and administrative cost reduction opportunities. For the twelve months ended December 31, 2023, the Company incurred $1.2 million of expense related to the program, bringing the total program cost to $4.1 million. These include severance and employee benefit costs, as well as other direct separation benefit costs.
On March 29, 2021, the Company announced the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. As of December 31, 2023, the Company has completed the relocation. The impacted employees must remain with the Company through their planned exit date to receive their full severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $1.9 million of expense related to the relocation during the year ended December 31, 2023. The total severance and retention costs incurred pertaining to this relocation are $5.9 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

	Liability as of January 1, 2023	2023 Activity			Liability as of December 31, 2023
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
One-time termination benefits	$2,422	$5,049	$(5,118)	$—	$2,353
Facility-related	—	108	(108)	—	—
Other(1)	—	7,262	(536)	(6,720)	6
Total	$2,422	$12,419	$(5,762)	$(6,720)	$2,359

(1) “Other” restructuring related activity primarily consists of a $6.7 million impairment loss associated with a discontinued product line.

	Liability as of January 1, 2022	2022 Activity			Liability as of December 31, 2022
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
One-time termination benefits	$1,035	$6,093	$(4,706)	$—	$2,422
Facility-related	27	1,098	(684)	(441)	—
Other	4,374	(976)	(5,750)	2,352	—
Total	$5,436	$6,215	$(11,140)	$1,911	$2,422

	Liability as of January 1, 2021	2021 Activity			Liability as of December 31, 2021
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
One-time termination benefits	$—	$1,128	$(93)	$—	$1,035
Facility-related	—	2,105	(443)	(1,635)	27
Other	—	11,797	(39)	(7,384)	4,374
Total	$—	$15,030	$(575)	$(9,019)	$5,436
Restructuring costs are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the consolidated balance sheet.
Acquisitions
On June 2, 2022, the Company acquired the specialty lighting business of Halco Lighting Technologies, LLC (“Specialty Lighting Business”) for a net acquisition cost of $61.3 million. The acquired business includes a robust portfolio of lighting solutions serving the residential and commercial pool, spa, fountain, and landscape lighting market segments. The acquisition is included in the North America segment. For the twelve months ended December 31, 2023 and December 31, 2022, transaction and integration expenses recognized for the acquisition were $0.4 million and $1.2 million, respectively. These expenses are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations.

Note 20. Related Party Transactions
For the year ended December 31, 2023, the Company did not incur any significant related party transactions.
For the year ended December 31, 2022, as part of the Company’s previously announced $450 million share repurchase program, the Company agreed to repurchase shares of common stock under two separate agreements from certain affiliates of one of the Company’s then-controlling stockholders, CCMP Capital Advisors, LP (“CCMP”).
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

Note 21. Condensed Financial Information of Registrant (Parent Company Only)
Hayward Holdings, Inc. balance sheets are as follows (in thousands, except per share data):

	December 31,
	2023	2022
Assets
Current Assets
Cash	$—	$—
Prepaid and other current assets	587	1,089
Total current assets	587	1,089
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	1,317,576	1,226,467
Total non-current assets	1,317,576	1,226,467
Total assets	$1,318,163	$1,227,556
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Intercompany liabilities	$5,980	$3,430
Accrued expenses	138	3
Short term notes payable	587	1,089
Total current liabilities	6,705	4,522
Total liabilities	6,705	4,522
Stockholders’ equity
Common stock $0.001 par value, 750,000,000 authorized; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023; 240,529,150 issued and 211,862,781 outstanding at December 31, 2022	243	241
Additional paid-in capital	1,080,894	1,069,878
Treasury stock	(357,755)	(357,415)
Retained earnings	580,909	500,222
Accumulated other comprehensive income	7,167	10,108
Total stockholders’ equity	1,311,458	1,223,034
Total liabilities, redeemable stock and stockholders’ equity	$1,318,163	$1,227,556

Hayward Holdings, Inc. statements of operations and comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Equity income in subsidiaries	$83,372	$183,437	$206,396
Selling, general, and administrative expense	2,685	4,090	3,562
Other expense (income), net	—	—	—
Income from operations before income taxes	80,687	179,347	202,834
Income tax expense (benefit)	—	—	(891)
Net income	$80,687	$179,347	$203,725
Comprehensive income, net of tax
Net income	$80,687	$179,347	$203,725
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0, and $763, respectively	5,101	(17,391)	(768)
Change in fair value of derivatives, net of tax expense (benefit) of $(2,681), $7,919, and $1,620, respectively	(8,042)	23,757	4,860
Comprehensive income	$77,746	$185,713	$207,817
Hayward Holdings, Inc. statement of cash flows are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,183)	$(4,015)	$215
Cash flows from investing activities
Distributions received from subsidiaries	4,652	349,269	—
Capital contributions to subsidiaries	(3,467)	(8,078)	(341,752)
Net cash provided by (used in) investing activities	1,185	341,191	(341,752)
Cash flows from financing activities
Proceeds from issuance of common stock - Initial Public Offering	—	—	377,400
Costs associated with Initial Public Offering	—	—	(26,124)
Purchases of common stock for treasury	(340)	(343,349)	(9,524)
Proceeds from issuance of short-term debt	1,614	2,994	—
Payments of short-term debt	(2,129)	(1,905)	—
Issuance of Class A stock	—	—	221
Proceeds from issuance of stock	1,853	3,206	1,483
Dividends paid	—	—	(41)
Net cash provided by (used in) financing activities	998	(339,054)	343,415

Change in cash and cash equivalents and restricted cash	—	(1,878)	1,878
Cash and cash equivalents and restricted cash, beginning of year	—	1,878	—
Cash and cash equivalents and restricted cash, end of year	$—	$—	$1,878

Basis of Presentation
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Hayward Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing the subsidiaries’ credit facilities. Under the credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets and “builder” baskets (based on 50% of cumulative adjusted “Consolidated Net Income” as defined in the credit agreements) from July 1, 2017 to the applicable date of determination (taken as one accounting period, which was $497.7 million and $430.5 million as of December 31, 2023 and December 31, 2022, respectively) and equity proceeds among other things, an unlimited amount under the asset based revolving credit agreement subject to satisfying minimum availability requirements for borrowings under the credit agreement and the absence of certain defaults, and an unlimited amount under the term loan credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis.
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

Note 22. Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2021	$3,742	$—	$3,742
Other comprehensive income (loss) before reclassifications	(17,391)	23,562	6,171
Amounts reclassified from accumulated other comprehensive income	—	195	195
Net current period other comprehensive (loss) income	(17,391)	23,757	6,366
Balance at December 31, 2022	(13,649)	23,757	10,108
Other comprehensive income (loss) before reclassifications	5,101	7,598	12,699
Amounts reclassified from accumulated other comprehensive income	—	(15,640)	(15,640)
Net current period other comprehensive income (loss)	5,101	(8,042)	(2,941)
Balance at December 31, 2023	$(8,548)	$15,715	$7,167

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal year 2023, that material weaknesses in our internal control over financial reporting existed related to the following:
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
As of December 31, 2023, management sufficiently completed its remediation of these material weaknesses by taking the following actions:
•Hired trained professionals with an appropriate level of accounting knowledge,
•Implemented appropriate management review controls,
•Designed and maintained adequate formal documentation of policies and procedures,
•Implemented controls over segregation of duties within the financial reporting function, and
•Formalized and enhanced the IT environment and incorporated relevant segregation of duties controls.
We have completed the documentation and review of the corrective actions described above and management has concluded that the design and operation of our internal control over financial reporting is effective and therefore that these previously identified material weaknesses have been fully remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than the remediation actions described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our fiscal quarter ended December 31, 2023, certain of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of all such trading plans below.
Kevin Holleran, Director, President, Chief Executive Officer
On December 13, 2023, Kevin Holleran, a director and our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Holleran, acting through a broker, may sell up to an aggregate of 601,429 shares of our common stock. Sales of shares under the plan may only occur from March 14, 2024, to September 20, 2024. The plan is scheduled to terminate on September 20, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Holleran or the broker, or as otherwise provided in the plan.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information concerning compliance Section 16(a) of the Exchange Act, the audit committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Security Ownership of Certain Beneficial Owners and Management— Section 16 Reports,” “Corporate Governance—Board Committees,” “Corporate Governance—Membership and Functions of the Committees of the Board,” “Corporate Governance—Code of Ethics for Senior Executive and Financial Officers and Business Conduct Policy” and “Board of Directors,” in our definitive proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference.
We have adopted a Code of Ethics for Senior Executive and Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer and Chief Accounting Officer and any persons performing similar functions. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Executive and Financial Officers, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website. A copy of our Code of Ethics for Senior Executive and Financial Officers is available under the investor relations—governance section of our website, global.hayward.com.

Item 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (except for the information under the subheading “Pay versus Performance”), “Corporate Governance—Non-Employee Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference. The information set forth under the caption “Compensation Committee Report” in our definitive proxy statement for the 2024 annual meeting of stockholders is furnished herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference.
The table below contains information as of December 31, 2023, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding) Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,000,826	$5.20	10,634,524
Equity compensation plans not approved by security holders	—	—	—
Total	11,000,826	$5.20	10,634,524

(1) Column (b) relates to stock options and does not include any exercise price for restricted share awards and restricted stock units because the value of such equity awards is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning transactions with related persons and the independence of our directors is set forth under the captions, “Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Hayward Holdings, Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on January 13, 2023 and incorporated herein by reference).
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

10.6
Amendment No. 5 to First Lien Credit Agreement, dated May 22, 2023, by and among Hayward Industries, Inc., and Bank of America, N.A., as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Form 10-Q filed on August 2, 2023 and incorporated herein by reference).

10.7
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

10.9
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

10.10
Amendment No. 3 to ABL Credit Agreement, dated October 7, 2022, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto (previously filed as Exhibit 10.9 to the Form 10-K filed on February 28, 2023 and incorporated herein by reference).

10.11+
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

10.16+	Hayward Holdings, Inc. 2021 Equity Incentive Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
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

10.19+	Form of Performance Stock Unit Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).
10.20+	Hayward Holdings, Inc. 2021 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.21+	Hayward Holdings, Inc. 2021 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.22+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Kevin Holleran, dated March 2, 2021 (previously filed as Exhibit 10.21 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.23+
First Amendment to the Amended and Restated Employment Agreement, dated as of July 18, 2023, between Hayward Industries, Inc., Hayward Holdings, Inc. and Kevin P. Holleran (previously filed as Exhibit 10.1 to the Form 10-Q filed on October 31, 2023 and incorporated herein by reference).

10.24+*	Relocation Agreement, dated as of November 14, 2023, between Hayward Industries, Inc. and Kevin P. Holleran.
10.25+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Eifion Jones, dated March 2, 2021 (previously filed as Exhibit 10.22 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.26+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Rick Roetken, dated March 2, 2021 (previously filed as Exhibit 10.23 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.27+	Employment Agreement between Hayward Iberica and Fernando Blasco, dated March 8, 2019 (previously filed as Exhibit 10.25 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).
10.28+
Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Susan Canning, dated May 12, 2021 (previously filed as Exhibit 10.25 to the Form 10-K filed on February 28, 2023 and incorporated herein by reference).

10.29+
Employment Agreement, by and among Hayward Industries, Inc., the Registrant and John Collins, dated May 16, 2022 (previously filed as Exhibit 10.26 to the Form 10-K filed on February 28, 2023 and incorporated herein by reference).

10.30+	Form of Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.31+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
97.1*	Hayward Holdings, Inc. Incentive-Based Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and             Item 601 of Regulation S-K of the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.
HAYWARD HOLDINGS, INC.
By: /s/ Eifion Jones
Eifion Jones
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Holleran	President and	February 29, 2024
Chief Executive Officer
Kevin Holleran	(Principal Executive Officer) and Director
/s/ Eifion Jones	Senior Vice President and	February 29, 2024
Chief Financial Officer
Eifion Jones	(Principal Financial Officer)
/s/ Billy Emory	Vice President and
	Chief Accounting Officer	February 29, 2024
Billy Emory	(Principal Accounting Officer)
/s/ Christopher Bertrand	Director	February 29, 2024
Christopher Bertrand*
/s/ Kevin D. Brown	Director	February 29, 2024
Kevin D. Brown*
/s/ Diane Dayhoff	Director	February 29, 2024
Diane Dayhoff*

/s/ Stephen Felice	Director	February 29, 2024
Stephen Felice*
/s/ Lawrence Silber	Director	February 29, 2024
Lawrence Silber*
/s/ Arthur Soucy	Director	February 29, 2024
Arthur Soucy*
/s/ Lori Walker	Director	February 29, 2024
Lori Walker*
/s/ Ed Ward	Director	February 29, 2024
Ed Ward*
*By: /s/ Susan M. Canning
Susan M. Canning, Attorney-in-Fact