Form 10-Q
period 2024-03-30
Hayward Holdings, Inc.
filed 2024-05-02
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-40208

Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
1415 Vantage Park Drive
Suite 400
Charlotte, NC
(Address of Principal Executive
Office)
82-2060643
(I.R.S. Employer Identification No.)

28203
(Zip Code)
(704) 837-8002
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

The registrant had outstanding 214,858,340 shares of common stock as of April 30, 2024.

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
• our exposure to credit risk on our accounts receivable;
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
• the impact of product manufacturing disruptions, including as a result of catastrophic and other events beyond our businesses;
• uncertainties related to distribution channel inventory practices and the impact on net sales volumes;
• our ability to realize cost savings from restructuring activities; and
• other factors set forth in the respective “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$115,873	$178,097
Short-term investments	—	25,000
Accounts receivable, net of allowances of $2,990 and $2,870, respectively	351,330	270,875
Inventories, net	220,856	215,180
Prepaid expenses	10,876	14,331
Income tax receivable	5,839	9,994
Other current assets	15,873	11,264
Total current assets	720,647	724,741
Property, plant, and equipment, net of accumulated depreciation of $99,509 and $95,917, respectively	159,976	158,979
Goodwill	932,575	935,013
Trademark	736,000	736,000
Customer relationships, net	200,001	206,308
Other intangibles, net	91,160	94,082
Other non-current assets	87,306	91,161
Total assets	$2,927,665	$2,946,284
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$15,585	$15,088
Accounts payable	75,881	68,943
Accrued expenses and other liabilities	122,575	155,543
Income taxes payable	—	109
Total current liabilities	214,041	239,683
Long-term debt, net	1,078,266	1,079,280
Deferred tax liabilities, net	248,485	248,967
Other non-current liabilities	66,381	66,896
Total liabilities	1,607,173	1,634,826
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of March 30, 2024 and December 31, 2023	—	—
Common stock $0.001 par value, 750,000,000 authorized; 243,382,758 issued and 214,716,389 outstanding at March 30, 2024; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023	244	243
Additional paid-in capital	1,083,676	1,080,894
Common stock in treasury; 28,666,369 and 28,666,369 at March 30, 2024 and December 31, 2023, respectively	(358,110)	(357,755)
Retained earnings	590,749	580,909
Accumulated other comprehensive income	3,933	7,167
Total stockholders’ equity	1,320,492	1,311,458
Total liabilities, redeemable stock, and stockholders’ equity	$2,927,665	$2,946,284

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$212,569	$210,136
Cost of sales	107,990	112,245
Gross profit	104,579	97,891
Selling, general and administrative expense	60,014	54,887
Research, development and engineering expense	6,302	5,977
Acquisition and restructuring related expense	504	1,563
Amortization of intangible assets	6,900	7,617
Operating income	30,859	27,847
Interest expense, net	18,592	19,361
Other (income) expense, net	(638)	(759)
Total other expense	17,954	18,602
Income from operations before income taxes	12,905	9,245
Provision for income taxes	3,065	835
Net income	$9,840	$8,410

Earnings per share
Basic	$0.05	$0.04
Diluted	$0.04	$0.04

Weighted average common shares outstanding
Basic	214,357,439	212,523,221
Diluted	221,076,443	220,501,177

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 30, 2024			April 1, 2023
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$9,840			$8,410
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,709)	—	(5,709)	1,621	—	1,621
Net change on cash flow hedges	3,152	(677)	2,475	(7,405)	1,851	(5,554)
Comprehensive income			$6,606			$4,477

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock for compensation plans	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	8,410	—	8,410
Stock-based compensation	—	—	2,047	—	—	—	2,047
Issuance of Common Stock for compensation plans	912,288	1	569	—	—	—	570
Repurchase of stock	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(3,933)	(3,933)
Balance as of April 1, 2023	212,775,069	$242	$1,072,494	$(357,424)	$508,632	$6,175	$1,230,119

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income	$9,840	$8,410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,310	4,362
Amortization of intangible assets	8,543	9,254
Amortization of deferred debt issuance fees	1,180	1,090
Stock-based compensation	1,983	2,047
Deferred income taxes	(1,083)	(328)
Allowance for bad debts	150	145
(Gain) loss on sale of property, plant and equipment	(40)	32
Changes in operating assets and liabilities
Accounts receivable	(81,753)	(98,802)
Inventories	(7,087)	9,933
Other current and non-current assets	9,743	8,150
Accounts payable	7,364	1,855
Accrued expenses and other liabilities	(30,354)	(37,030)
Net cash used in operating activities	(77,204)	(90,882)

Cash flows from investing activities
Purchases of property, plant, and equipment	(5,932)	(6,239)
Proceeds from sale of property, plant, and equipment	47	—
Proceeds from short-term investments	25,000	—
Net cash provided by (used in) investing activities	19,115	(6,239)

Cash flows from financing activities
Proceeds from revolving credit facility	—	139,200
Payments on revolving credit facility	—	(52,500)
Proceeds from issuance of long-term debt	2,194	—
Payments of long-term debt	(3,230)	(3,074)
Payments of short-term notes payable	(1,719)	(2,214)
Other, net	(327)	358
Net cash (used in) provided by financing activities	(3,082)	81,770

Effect of exchange rate changes on cash and cash equivalents	(1,053)	201
Change in cash and cash equivalents	(62,224)	(15,150)
Cash and cash equivalents, beginning of period	178,097	56,177
Cash and cash equivalents, end of period	$115,873	$41,027

Supplemental disclosures of cash flow information
Cash paid-interest	$19,002	$18,898
Cash paid-income taxes	109	2,384
Equipment financed under finance leases	132	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer and manufacturer of pool and outdoor living technology. The Company has six manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 dates. We had one additional working day in the three months ended March 30, 2024 than in the respective 2023 period.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recently Issued Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the standard on its segment reporting disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its income tax disclosures.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Product groups
Residential pool	$191,878	$190,167
Commercial pool	8,503	8,663
Flow control	12,188	11,306
Total	$212,569	$210,136

Geographic
United States	$158,725	$150,581
Canada	14,704	12,123
Europe	25,781	29,210
Rest of World	13,359	18,222
Total International	53,844	59,555
Total	$212,569	$210,136

4. Inventories
Inventories, net, consist of the following (in thousands):

	March 30, 2024	December 31, 2023
Raw materials	$95,642	$103,559
Work in progress	14,499	15,374
Finished goods	110,715	96,247
Total	$220,856	$215,180

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 30, 2024	December 31, 2023
Selling, promotional and advertising	$29,162	$48,440
Warranty reserve	23,357	22,154
Employee compensation and benefits	13,311	17,796
Insurance reserve	10,560	9,450
Inventory purchases	8,236	20,790
Operating lease liability - short term	8,070	7,828
Freight	5,660	6,034
Deferred income	4,258	4,021
Professional fees	4,099	1,449
Payroll taxes	3,095	827
Short-term notes payable	573	2,292
Business restructuring costs	251	1,690
Other accrued liabilities	11,943	12,772
Total	$122,575	$155,543

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	$23,357

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	$18,000

Warranty expenses for the three months ended March 30, 2024 and April 1, 2023 were $8.2 million and $5.4 million, respectively.
6. Income Taxes
The Company’s effective tax rate for the three months ended March 30, 2024 and April 1, 2023 was 23.8% and 9.0%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily due to a decrease in the tax benefit from stock compensation.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at March 30, 2024 or December 31, 2023.
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

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	March 30, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$972,500	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	123,125	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	10,551	8,775
Finance lease obligations	4,296	4,729
Subtotal	1,110,472	1,111,942
Less: Current portion of the long-term debt	(15,585)	(15,088)
Less: Unamortized debt issuance costs	(16,621)	(17,574)
Total	$1,078,266	$1,079,280

The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2024 based on the First Lien Leverage Ratio as of December 31, 2023 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of March 30, 2024, the Company was in compliance with all covenants under the Credit Facilities.

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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements designated as cash flow hedges to manage interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive income, net of tax. Other comprehensive income or loss is reclassified into current period income when the hedged interest expense affects earnings.
As of each of March 30, 2024 and December 31, 2023, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended March 30, 2024 and April 1, 2023, the Company recognized $1.1 million of income and $0.7 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	March 30, 2024			December 31, 2023
Interest rate swaps	$5,909	$18,195	$—	$—	$21,398	$—	$445
Foreign exchange contracts	456	—	48	227	—	872	—
Total	$6,365	$18,195	$48	$227	$21,398	$872	$445

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest rate swaps (3)	$7,664	$(5,554)	$4,364	$3,036	Interest expense, net

(1) The tax expense on the gain recognized in AOCI for the three months ended March 30, 2024 was $1.9 million.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended March 30, 2024 and April 1, 2023 was $1.1 million and $0.8 million, respectively.
(3) The Company estimates that $15.5 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.

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
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of these instruments approximate fair value because of their short-term nature.
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
The Company’s investment plan assets as part of the nonqualified Hayward Industries Supplemental Retirement Plan (the “Supplemental Retirement Plan”) are presented in the financial statements at fair value on a recurring basis and are based on quoted market prices in active markets. Accordingly, the fair value measurements of the Supplemental Retirement Plan assets are categorized as Level 1. The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$24,104	$—	$24,104	$—	$21,398	$—	$21,398
Foreign exchange contracts	—	456	—	456	—	227	—	227
Supplemental Retirement Plan assets	6,865	—	—	6,865	5,910	—	—	5,910
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$445	$—	$445
Foreign exchange contracts	—	48	—	48	—	872	—	872
Supplemental Retirement Plan liabilities	6,865	—	—	6,865	5,910	—	—	5,910
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	March 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$—	$—	$25,000	$25,000
Liabilities:
Long-term debt and related current maturities	$1,095,625	$1,097,899	$1,098,438	$1,098,422

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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended			Three Months Ended
	March 30, 2024			April 1, 2023
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$173,429	$39,140	$212,569	$162,704	$47,432	$210,136
Segment income	39,742	6,036	45,778	33,276	9,850	43,126
Capital expenditures (1)	5,239	667	5,906	5,912	186	6,098
Depreciation and amortization (1)(2)	5,530	257	5,787	5,725	217	5,942
Intersegment sales	8,077	30	8,107	4,723	6	4,729

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Total segment income	$45,778	$43,126
Corporate expense, net	7,515	6,099
Acquisition and restructuring related expense	504	1,563
Amortization of intangible assets	6,900	7,617
Operating income	30,859	27,847
Interest expense, net	18,592	19,361
Other (income) expense, net	(638)	(759)
Total other expense	17,954	18,602
Income from operations before income taxes	$12,905	$9,245

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income attributable to common stockholders	$9,840	$8,410

Weighted average number of common shares outstanding, basic	214,357,439	212,523,221
Effect of dilutive securities(a)	6,719,004	7,977,956
Weighted average number of common shares outstanding, diluted	221,076,443	220,501,177

Earnings per share attributable to common stockholders, basic	$0.05	$0.04
Earnings per share attributable to common stockholders, diluted	$0.04	$0.04
(a) For the three months ended March 30, 2024 and April 1, 2023 there were potential common shares totaling approximately 2.9 million and 2.5 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleges on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. The complaints seek unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The Derivative Action seeks recovery of unspecified damages and attorney’s fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action has been stayed pending final decision on a motion to dismiss being filed in the Securities Class Action.
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

13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,104	$468
Finance leases	132	—

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 30, 2024	December 31, 2023
Operating leases
Other non-current assets	$57,602	$58,638
Accrued expenses and other liabilities	8,070	7,828
Other non-current liabilities	57,309	58,642
Total operating lease liabilities	65,379	66,470

Finance leases
Property, plant and equipment	10,949	10,858
Accumulated depreciation	(2,602)	(2,415)
Property, plant and equipment, net	8,347	8,443

Current maturities of long-term debt	2,210	2,121
Long-term debt	2,086	2,608
Total finance lease liabilities	$4,296	$4,729

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
Dividends paid
For the three months ended March 30, 2024 and April 1, 2023, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended March 30, 2024 under the Share Repurchase Program. As of March 30, 2024, $400.0 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three months ended March 30, 2024 and April 1, 2023 was $2.0 million and $2.0 million, respectively.
The Company has established two equity incentive plans, the 2021 Equity Incentive Plan and the 2017 Equity Incentive Plan. The Company no longer issues awards under the 2017 Equity Incentive Plan.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
During the three months ended March 30, 2024, the Company granted 412,872 time-based restricted stock units and 268,630 performance-based restricted stock units under the 2021 Plan with a weighted-average grant-date fair value per share of $14.16 and $14.16, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Business restructuring costs	$504	$1,563
Total	$504	$1,563
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three months ended March 30, 2024, the Company incurred $0.4 million of expense related to the programs, which include severance and employee benefit costs, as well as other direct separation benefit costs. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of March 30, 2024
One-time termination benefits	$2,353	$263	$(1,708)	$—	$908
Facility-related	—	65	(65)	—	—
Other	6	176	(243)	67	6
Total	$2,359	$504	$(2,016)	$67	$914

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of April 1, 2023
One-time termination benefits	$2,422	$1,074	$(2,999)	$497
Facility-related	—	143	(143)	—
Other	—	346	(336)	10
Total	$2,422	$1,563	$(3,478)	$507
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

17. Related-Party Transactions
During the three months ended March 30, 2024 and April 1, 2023, the Company did not incur any significant related party transactions.

18. Subsequent Events
In April 2024, the Company used $123.1 million of cash on hand to fund voluntary principal prepayments of the incremental term loan portion of the First Lien Term Facility (the “Incremental Term Loan B”). As a result of these prepayments, the Company had zero aggregate principal outstanding on the Incremental Term Loan B as of April 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.

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
We have an estimated North American residential pool market share of approximately 34%. We believe that we are well-positioned for future growth. On average, we have 20+ year relationships with our top 20 customers. We estimate that historically aftermarket sales have represented approximately 80% of net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
The Company has six manufacturing facilities worldwide, which are located in North Carolina, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia.

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
NAM accounted for 82% and 77% of total net sales for the three months ended March 30, 2024 and April 1, 2023, respectively, and E&RW accounted for 18% and 23% of total net sales for the three months ended March 30, 2024 and April 1, 2023, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three months ended March 30, 2024 and the three months ended April 1, 2023 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 date. This resulted in one additional working day in the three months ended March 30, 2024 compared to the respective 2023 period. Throughout this discussion we may refer to the three months ended March 30, 2024 and the three months ended April 1, 2023 as the “First Quarter” and “Comparable Quarter,” respectively.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2023 Early Buy program began in the late third quarter and continued through approximately the first quarter of 2024. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Macroeconomic Factors on Variable Rate Indebtedness
Elevated interest rates resulting from central banks’ efforts to combat macroeconomic price inflation has caused increases in the cost to service our variable rate indebtedness. The Company limits its exposure to these risks by following established risk management policies and procedures, including the use of derivatives. The Company uses interest rate swaps to manage the exposure to changes in rates and the related cost of debt.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three months ended March 30, 2024 and April 1, 2023 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$212,569	$210,136
Cost of sales	107,990	112,245
Gross profit	104,579	97,891
Selling, general and administrative expense	60,014	54,887
Research, development and engineering expense	6,302	5,977
Acquisition and restructuring related expense	504	1,563
Amortization of intangible assets	6,900	7,617
Operating income	30,859	27,847
Interest expense, net	18,592	19,361
Other (income) expense, net	(638)	(759)
Total other expense	17,954	18,602
Income from operations before income taxes	12,905	9,245
Provision for income taxes	3,065	835
Net income	$9,840	$8,410
Adjusted EBITDA (a)	$45,041	$44,929
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $212.6 million for the three months ended March 30, 2024 from $210.1 million for the three months ended April 1, 2023, an increase of $2.5 million or 1.2%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

Three Months Ended
March 30, 2024
Volume	0.5%
Price, net of discounts and allowances	0.6%
Acquisitions	—%
Currency and other	0.1%
Total	1.2%
This increase for the three months ended March 30, 2024 was primarily due to a modest increase in net price and volume. The growth in volume is a result of increased Early Buy shipments in North America.
Gross profit and Gross profit margin
Gross profit increased to $104.6 million for the three months ended March 30, 2024 from $97.9 million for the three months ended April 1, 2023, an increase of $6.7 million or 6.8%.
Gross profit margin increased to 49.2% for the three months ended March 30, 2024 compared to 46.6% for the three months ended April 1, 2023, an increase of 260 basis points, primarily due to operational efficiencies in our manufacturing operations.
Selling, general, and administrative expense

Selling, general, and administrative expense (SG&A) increased to $60.0 million for the three months ended March 30, 2024 from $54.9 million for the three months ended April 1, 2023, an increase of $5.1 million or 9.3%, primarily as a result of increased warranty costs, marketing and selling expenses.
As a percentage of net sales, SG&A increased to 28.2% for the three months ended March 30, 2024 as compared to 26.1% for the three months ended April 1, 2023, an increase of 210 basis points driven by the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $6.3 million for the three months ended March 30, 2024 from $6.0 million for the three months ended April 1, 2023. RD&E spend continues to be focused on new product development.
As a percentage of net sales, RD&E was 3.0% for the three months ended March 30, 2024 compared to 2.8% for the three months ended April 1, 2023, an increase of 20 basis points.
Acquisition and restructuring related expense
For the three months ended March 30, 2024, we incurred $0.5 million of acquisition and restructuring related expense as compared to $1.6 million of expense for the three months ended April 1, 2023. The expense in the First Quarter was primarily related to severance and other costs associated with the centralization and consolidation of operations in Europe, compared to the Comparable Quarter which was primarily related to severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022, as well as costs associated with the relocation of the corporate headquarters from New Jersey to North Carolina.
Amortization of intangible assets
For the three months ended March 30, 2024, amortization of intangible assets decreased $0.7 million compared to the three months ended April 1, 2023, due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three months ended March 30, 2024, operating income increased $3.1 million due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $18.6 million for the three months ended March 30, 2024 from $19.4 million for the three months ended April 1, 2023.
Interest expense, net, for the three months ended March 30, 2024 consisted of $19.1 million of interest expense on the outstanding debt and $1.2 million of amortization of deferred financing fees, partially offset by $1.7 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.28% for the three months ended March 30, 2024.
Interest expense, net, for the three months ended April 1, 2023 consisted of $18.5 million of interest expense on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $0.2 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.71% for the three months ended April 1, 2023.
Interest expense decreased by $0.8 million for the First Quarter compared to the Comparable Quarter, primarily due to an increase in net interest income from the interest rate swaps and interest on cash investment balances.
Provision for income taxes
We incurred income tax expense of $3.1 million for the three months ended March 30, 2024 compared to an income tax expense of $0.8 million for the three months ended April 1, 2023, an increase of $2.3 million or 267.1%.
The increase in the Company’s effective tax rate from 9.0% for the three months ended April 1, 2023 to 23.8% for the three months ended March 30, 2024 was primarily due to a decrease in the tax benefit from stock compensation.
Net income
As a result of the foregoing, net income increased $1.4 million for the three months ended March 30, 2024.

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $45.0 million for the three months ended March 30, 2024 from $44.9 million for the three months ended April 1, 2023, an increase of $0.1 million or 0.2%, driven primarily by increased net sales and higher gross profit margin, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin decreased to 21.2% for the three months ended March 30, 2024 compared to 21.4% for the three months ended April 1, 2023, a decrease of 20 basis points.

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

(Dollars in thousands)	Three Months Ended			Three Months Ended
	March 30, 2024			April 1, 2023
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$212,569	$173,429	$39,140	$210,136	$162,704	$47,432
Gross profit	$104,579	$89,877	$14,702	$97,891	$79,013	$18,878
Gross profit margin %	49.2%	51.8%	37.6%	46.6%	48.6%	39.8%

Income from operations before income taxes	$12,905			$9,245
Expenses not allocated to segments
Corporate expense, net	7,515			6,099
Acquisition and restructuring related expense	504			1,563
Amortization of intangible assets	6,900			7,617
Interest expense, net	18,592			19,361
Other (income) expense, net	(638)			(759)
Segment income (a) (b)	$45,778	$39,742	$6,036	$43,126	$33,276	$9,850
Segment income margin % (a) (b)	21.5%	22.9%	15.4%	20.5%	20.5%	20.8%
Adjusted segment income (a) (b)	$51,606	$45,303	$6,303	$49,339	$39,261	$10,078
Adjusted segment income margin % (a) (b)	24.3%	26.1%	16.1%	23.5%	24.1%	21.2%
(a) Total segment income, adjusted segment income and adjusted segment income margin are non-GAAP measures.
(b) See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$173,429	$162,704
Gross profit	$89,877	$79,013
Gross profit margin %	51.8%	48.6%
Segment income	$39,742	$33,276
Segment income margin %	22.9%	20.5%
Adjusted segment income (a)	$45,303	$39,261
Adjusted segment income margin % (a)	26.1%	24.1%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $173.4 million for the three months ended March 30, 2024 from $162.7 million for the three months ended April 1, 2023, an increase of $10.7 million or 6.6%.
The year-over-year net sales increase was driven by the following factors:

Three Months Ended
March 30, 2024
Volume	5.9%
Price, net of allowances and discounts	0.7%
Total	6.6%
This increase for the three months ended March 30, 2024 was primarily driven by volume and net price. The growth in volume was driven by increased Early Buy shipments.
Gross profit and Gross profit margin
Gross profit increased to $89.9 million for the three months ended March 30, 2024 from $79.0 million for the three months ended April 1, 2023, an increase of $10.9 million or 13.7%.
Gross profit margin increased to 51.8% for the three months ended March 30, 2024 from 48.6% for the three months ended April 1, 2023, an increase of 320 basis points. Gross margin increased primarily due to operational efficiencies in our manufacturing operations.
Segment income and Segment income margin
Segment income increased to $39.7 million for the three months ended March 30, 2024 from $33.3 million for the three months ended April 1, 2023, an increase of $6.4 million or 19.4%. This was primarily driven by an increase in sales and gross profit as discussed above.
Segment income margin increased to 22.9% for the three months ended March 30, 2024 from 20.5% for the three months ended April 1, 2023, an increase of 240 basis points.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $45.3 million for the three months ended March 30, 2024 from $39.3 million for the three months ended April 1, 2023, an increase of $6.0 million or 15.4%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 26.1% for the three months ended March 30, 2024 from 24.1% for the three months ended April 1, 2023, an increase of 200 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$39,140	$47,432
Gross profit	$14,702	$18,878
Gross profit margin %	37.6%	39.8%
Segment income	$6,036	$9,850
Segment income margin %	15.4%	20.8%
Adjusted segment income (a)	$6,303	$10,078
Adjusted segment income margin % (a)	16.1%	21.2%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $39.1 million for the three months ended March 30, 2024 from $47.4 million for the three months ended April 1, 2023, a decrease of $8.3 million or 17.5%.
The year-over-year net sales decrease was driven by the following:

Three Months Ended
March 30, 2024
Volume	(18.0)%
Price, net of allowances and discounts	0.2%
Currency and other	0.3%
Total	(17.5)%
The decrease for the three months ended March 30, 2024 in net sales was primarily due to a decline in volume, partially offset by the favorable impact of foreign currency translation and positive net price. The decline in volume is driven by delayed shipments as a result of the consolidation of our manufacturing operations in Europe.
Gross profit and Gross profit margin
Gross profit decreased to $14.7 million for the three months ended March 30, 2024 from $18.9 million for the three months ended April 1, 2023, a decrease of $4.2 million or 22.1%.
Gross profit margin decreased to 37.6% for the three months ended March 30, 2024 from 39.8% for the three months ended April 1, 2023, a decrease of 220 basis points, primarily driven by lower operating leverage as a result of the decline in sales.
Segment income and Segment income margin
Segment income decreased to $6.0 million for the three months ended March 30, 2024 from $9.9 million for the three months ended April 1, 2023, a decrease of $3.9 million or 38.7%. This was primarily driven by a decrease in sales and gross profit as discussed above.
Segment income margin decreased by 540 basis points from 20.8% for the three months ended April 1, 2023 to 15.4% for the three months ended March 30, 2024, resulting from lower operating expense leverage.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $6.3 million for the three months ended March 30, 2024 from $10.1 million for the three months ended April 1, 2023, a decrease of $3.8 million or 37.5%. This was primarily driven by the decreased sales after adjusting for the non-cash and specified costs described below in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 16.1% for the three months ended March 30, 2024 from 21.2% for the three months ended April 1, 2023, a decrease of 510 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 30, 2024 and April 1, 2023:

(Dollars in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$9,840	$8,410
Depreciation	4,310	4,362
Amortization	8,543	9,254
Interest expense	18,592	19,361
Income taxes	3,065	835
EBITDA	44,350	42,222
Stock-based compensation (a)	190	357
Currency exchange items (b)	54	(74)
Acquisition and restructuring related expense, net (c)	504	1,563
Other (d)	(57)	861
Total Adjustments	691	2,707
Adjusted EBITDA	$45,041	$44,929
Adjusted EBITDA margin	21.2%	21.4%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended March 30, 2024 are primarily driven by $0.4 million of separation and other costs associated with the centralization of operations in Europe. Adjustments in the three months ended April 1, 2023 are primarily driven by $0.8 million of separation costs associated with the enterprise cost reduction program initiated in 2022, $0.3 million of integration costs from prior acquisitions and $0.3 million of costs associated with the relocation of the corporate headquarters.
(d)	Adjustments in the three months ended March 30, 2024 are primarily driven by gains on the sale of assets, partially offset by costs incurred related to ongoing securities litigation. Adjustments in the three months ended April 1, 2023 primarily includes $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and $0.4 million of costs incurred related to the selling stockholder offering of shares in March 2023.

Following is a reconciliation from income from operations before income taxes to total segment income and adjusted segment income for the three months ended March 30, 2024 and April 1, 2023:

(Dollars in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Income from operations before income taxes	$12,905	$9,245
Expenses not allocated to segments
Corporate expense, net	7,515	6,099
Acquisition and restructuring related expense	504	1,563
Amortization of intangible assets	6,900	7,617
Interest expense, net	18,592	19,361
Other (income) expense, net	(638)	(759)
Segment income	45,778	43,126
Depreciation	4,144	4,305
Amortization	1,643	1,637
Stock-based compensation	22	173
Other (a)	19	98
Total Adjustments	5,828	6,213
Adjusted segment income	$51,606	$49,339
Adjusted segment income margin	24.3%	23.5%

(a)
The three months ended March 30, 2024 represents losses on the sale of assets. The three months ended April 1, 2023 includes miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

NAM	Three Months Ended
	March 30, 2024	April 1, 2023
Segment income	$39,742	$33,276
Depreciation	3,887	4,088
Amortization	1,643	1,637
Stock-based compensation	12	162
Other (a)	19	98
Total adjustments	5,561	5,985
Adjusted segment income	$45,303	$39,261
Adjusted segment income margin	26.1%	24.1%

(a)	The three months ended March 30, 2024 for NAM represents losses on the sale of assets. The three months ended April 1, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

E&RW	Three Months Ended
	March 30, 2024	April 1, 2023
Segment income	$6,036	$9,850
Depreciation	257	217
Amortization	—	—
Stock-based compensation	10	11
Total Adjustments	267	228
Adjusted segment income	$6,303	$10,078
Adjusted segment income margin	16.1%	21.2%

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility (“ABL Facility”).
Primary working capital requirements are for raw materials, component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow from operations and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an Early Buy program, the timing of inventory purchases and receipt of customer payments, and as such, the utilization of the ABL Facility fluctuates during the year.
Unrestricted cash and cash equivalents totaled $115.9 million as of March 30, 2024, which is a decrease of $62.2 million from $178.1 million at December 31, 2023.
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
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of March 30, 2024, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$972,500	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	123,125	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	10,551	8,775
Finance lease obligations	4,296	4,729
Subtotal	1,110,472	1,111,942
Less: Current portion of the long-term debt	(15,585)	(15,088)
Less: Unamortized debt issuance costs	(16,621)	(17,574)
Total	$1,078,266	$1,079,280

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $30.6 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
The borrowings under the ABL Facility bear interest at a rate equal to the Secured Overnight Financing Rate (“Term SOFR”) plus a 0.10% credit spread adjustment and a margin of between 1.25% to 1.75%, or at a base rate plus a margin of 0.25% to 0.75% with no credit spread adjustment, while the FILO Sublimit borrowings bear interest at a rate equal to Term SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively.
For the three months ended March 30, 2024, the average borrowing base under the ABL Facility was $313.0 million and the average loan balance outstanding was zero. As of March 30, 2024, the loan balance was zero with a borrowing availability of $347.2 million.
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
As of March 30, 2024, the balance outstanding under the First Lien Term Facility was $972.5 million and the balance outstanding under the Incremental Term Loan B was $123.1 million. In April 2024, the Company used $123.1 million of cash on hand to fund voluntary principal prepayments of the Incremental Term Loan B. As a result of these prepayments, the Company had zero aggregate principal outstanding on the Incremental Term Loan B as of April 30, 2024.
For the three months ended March 30, 2024, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 7.03%. The effective interest rate is comprised of 8.28% for interest and 0.36% for financing costs, partially offset by 1.61% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of March 30, 2024, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Three Months Ended
	March 30, 2024	April 1, 2023
Net cash used in operating activities	$(77,204)	$(90,882)
Net cash provided by (used in) investing activities	19,115	(6,239)
Net cash (used in) provided by financing activities	(3,082)	81,770
Effect of exchange rate changes on cash and cash equivalents	(1,053)	201
Change in cash and cash equivalents	$(62,224)	$(15,150)
Net cash used in operating activities
Net cash used in operating activities decreased to $77.2 million for the three months ended March 30, 2024 from $90.9 million for the three months ended April 1, 2023, a decrease of $13.7 million or 15.1%. The decrease in cash used was driven by less cash used for working capital compared to the prior-year period and an increase in net income.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $19.1 million for the three months ended March 30, 2024 compared to net cash used in investing activities of $6.2 million for the three months ended April 1, 2023, a change of $25.3 million or 406.4%. The increase in cash provided by investing activities is driven by the proceeds of certificates of deposit investments.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $3.1 million for the three months ended March 30, 2024 compared to net cash provided by financing activities of $81.8 million for the three months ended April 1, 2023, a change of $84.9 million or 103.8%. The cash used in the First Quarter was primarily driven by debt payments while the cash provided in the Comparable Quarter was primarily driven by $86.7 million of borrowings, net of payments, on the ABL Facility.

Off-Balance Sheet Arrangements
We had $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of March 30, 2024 and December 31, 2023.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first three months of 2024.

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

There have been no material changes in the interest rate risk during the three months ended March 30, 2024 from what we reported in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 12. Commitments and Contingencies of notes to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference herein.
In addition to the matters discussed in this report and in the notes to our unaudited condensed consolidated financial statements, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. These proceedings could relate to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleges on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. The Securities Class Action seeks unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The Company’s Amended and Restated Bylaws and pre-existing agreements between the Company and these current and former directors provide for the Company, to the fullest extent permitted by applicable law, to indemnify, defend and hold harmless any action, suit or proceeding any person, by reason of the fact that he or she is or was a director of the Company, against all liability and loss suffered. The Derivative Action seeks recovery of unspecified damages and attorney’s fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action has been stayed pending final decision on a motion to dismiss being filed in the Securities Class Action.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended March 30, 2024. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of March 30, 2024, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended March 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1 – February 3, 2024	—	$—	—	$400,000,000
February 4 – March 2, 2024	—	—	—	400,000,000
March 3 – March 30, 2024	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 30, 2024, certain of the Company’s directors or officers (as defined in Rule 16a-1(f)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of all such trading plans below.
Susan M. Canning, Senior Vice President, Chief Legal Officer and Secretary
On March 13, 2024, Susan M. Canning, our Senior Vice President, Chief Legal Officer and Corporate Secretary, entered into a Rule 10b5-1 Trading Plan that provides that Ms. Canning, acting through a broker, may sell up to an aggregate of 5,028 shares of our common stock. Sales of shares under the plan may only occur from June 12, 2024, to September 30, 2024. The plan is scheduled to terminate on September 30, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Canning or the broker, or as otherwise provided in the plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of May 2, 2024.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer