Form 10-Q
period 2024-06-29
Hayward Holdings, Inc.
filed 2024-07-30
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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

The registrant had outstanding 215,128,093 shares of common stock as of July 26, 2024.

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

• our ability to establish, maintain and effectively enforce intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$215,056	$178,097
Short-term investments	—	25,000
Accounts receivable, net of allowances of $2,993 and $2,870, respectively	148,233	270,875
Inventories, net	213,559	215,180
Prepaid expenses	15,789	14,331
Income tax receivable	—	9,994
Other current assets	17,579	11,264
Total current assets	610,216	724,741
Property, plant, and equipment, net of accumulated depreciation of $103,894 and $95,917, respectively	160,657	158,979
Goodwill	951,879	935,013
Trademark	736,000	736,000
Customer relationships, net	218,252	206,308
Other intangibles, net	95,656	94,082
Other non-current assets	90,011	91,161
Total assets	$2,862,671	$2,946,284
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$14,261	$15,088
Accounts payable	69,392	68,943
Accrued expenses and other liabilities	148,813	155,543
Income taxes payable	2,974	109
Total current liabilities	235,440	239,683
Long-term debt, net	959,840	1,079,280
Deferred tax liabilities, net	242,608	248,967
Other non-current liabilities	67,385	66,896
Total liabilities	1,505,273	1,634,826
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of June 29, 2024 and December 31, 2023	—	—
Common stock $0.001 par value, 750,000,000 authorized; 243,738,167 issued and 215,071,798 outstanding at June 29, 2024; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023	244	243
Additional paid-in capital	1,086,680	1,080,894
Common stock in treasury; 28,666,369 and 28,666,369 at June 29, 2024 and December 31, 2023, respectively	(358,110)	(357,755)
Retained earnings	628,330	580,909
Accumulated other comprehensive income	254	7,167
Total stockholders’ equity	1,357,398	1,311,458
Total liabilities, redeemable stock, and stockholders’ equity	$2,862,671	$2,946,284

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$284,393	$283,543	$496,962	$493,679
Cost of sales	139,306	147,033	247,296	259,278
Gross profit	145,087	136,510	249,666	234,401
Selling, general and administrative expense	63,155	57,716	123,169	112,603
Research, development and engineering expense	6,119	6,873	12,421	12,850
Acquisition and restructuring related expense	839	1,309	1,343	2,872
Amortization of intangible assets	6,949	7,637	13,849	15,254
Operating income	68,025	62,975	98,884	90,822
Interest expense, net	16,799	19,130	35,391	38,491
Loss on debt extinguishment	4,926	—	4,926	—
Other (income) expense, net	(646)	625	(1,284)	(134)
Total other expense	21,079	19,755	39,033	38,357
Income from operations before income taxes	46,946	43,220	59,851	52,465
Provision for income taxes	9,365	13,767	12,430	14,602
Net income	$37,581	$29,453	$47,421	$37,863

Earnings per share
Basic	$0.17	$0.14	$0.22	$0.18
Diluted	$0.17	$0.13	$0.21	$0.17

Weighted average common shares outstanding
Basic	214,915,338	212,861,564	214,637,930	212,692,393
Diluted	221,259,232	220,503,544	221,159,419	220,506,921

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	June 29, 2024			July 1, 2023
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$37,581			$29,453
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,332)	—	(2,332)	1,989	—	1,989
Net change on cash flow hedges	(1,649)	302	(1,347)	8,006	(2,001)	6,005
Comprehensive income			$33,902			$37,447

	Six Months Ended
	June 29, 2024			July 1, 2023
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$47,421			$37,863
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,041)	—	(8,041)	3,610	—	3,610
Net change on cash flow hedges	1,503	(375)	1,128	601	(150)	451
Comprehensive income			$40,508			$41,924

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock for compensation plans	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492
Net income	—	—	—	—	37,581	—	37,581
Stock-based compensation	—	—	2,649	—	—	—	2,649
Issuance of Common Stock for compensation plans	355,409	—	355	—	—	—	355
Other comprehensive loss	—	—	—	—	—	(3,679)	(3,679)
Balance as of June 29, 2024	215,071,798	$244	$1,086,680	$(358,110)	$628,330	$254	$1,357,398

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	8,410	—	8,410
Stock-based compensation	—	—	2,047	—	—	—	2,047
Issuance of Common Stock for compensation plans	912,288	1	569	—	—	—	570
Repurchase of stock	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(3,933)	(3,933)
Balance as of April 1, 2023	212,775,069	$242	$1,072,494	$(357,424)	$508,632	$6,175	$1,230,119
Net income	—	—	—	—	29,453	—	29,453
Stock-based compensation	—	—	2,099	—	—	—	2,099
Issuance of Common Stock for compensation plans	231,354	—	156	—	—	—	156
Other comprehensive income	—	—	—	—	—	7,994	7,994
Balance as of July 1, 2023	213,006,423	$242	$1,074,749	$(357,424)	$538,085	$14,169	$1,269,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net income	$47,421	$37,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,067	8,590
Amortization of intangible assets	17,046	18,543
Amortization of deferred debt issuance fees	2,294	2,242
Stock-based compensation	4,632	4,146
Deferred income taxes	(6,631)	(1,673)
Allowance for bad debts	81	(879)
Loss on debt extinguishment	4,926	—
(Gain) loss on sale of property, plant and equipment	(504)	137
Changes in operating assets and liabilities
Accounts receivable	124,537	63,801
Inventories	6,384	50,234
Other current and non-current assets	7,803	15,225
Accounts payable	(562)	(427)
Accrued expenses and other liabilities	(6,655)	(31,286)
Net cash provided by operating activities	209,839	166,516

Cash flows from investing activities
Purchases of property, plant, and equipment	(10,706)	(15,703)
Acquisitions, net of cash acquired	(62,367)	—
Proceeds from sale of property, plant, and equipment	48	5
Proceeds from short-term investments	25,000	—
Net cash used in investing activities	(48,025)	(15,698)

Cash flows from financing activities
Proceeds from revolving credit facility	—	144,100
Payments on revolving credit facility	—	(144,100)
Proceeds from issuance of long-term debt	2,856	1,827
Payments of long-term debt	(129,401)	(6,153)
Proceeds from issuance of short-term notes payable	6,340	5,347
Payments of short-term notes payable	(2,888)	(3,542)
Other, net	(514)	(360)
Net cash used in financing activities	(123,607)	(2,881)

Effect of exchange rate changes on cash and cash equivalents	(1,248)	888
Change in cash and cash equivalents	36,959	148,825
Cash and cash equivalents, beginning of period	178,097	56,177
Cash and cash equivalents, end of period	$215,056	$205,002

Supplemental disclosures of cash flow information
Cash paid-interest	$36,601	$37,223
Cash paid-income taxes	6,221	6,779
Equipment financed under finance leases	630	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a global designer and manufacturer of pool and outdoor living technology. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 dates. We had one fewer working day in the three months ended June 29, 2024 than in the respective 2023 period.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 29, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Product groups
Residential pool	$260,025	$258,367	$451,903	$448,535
Commercial pool	11,583	12,414	20,087	21,077
Flow control	12,785	12,762	24,972	24,067
Total	$284,393	$283,543	$496,962	$493,679

Geographic
United States	$221,350	$218,573	$380,075	$369,154
Canada	19,763	18,779	34,467	30,902
Europe	28,702	26,001	54,483	55,210
Rest of World	14,578	20,190	27,937	38,413
Total International	63,043	64,970	116,887	124,525
Total	$284,393	$283,543	$496,962	$493,679

4. Inventories
Inventories, net, consist of the following (in thousands):

	June 29, 2024	December 31, 2023
Raw materials	$85,519	$103,559
Work in progress	18,734	15,374
Finished goods	109,306	96,247
Total	$213,559	$215,180

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 29, 2024	December 31, 2023
Selling, promotional and advertising	$36,935	$48,440
Warranty reserve	24,870	22,154
Employee compensation and benefits	19,800	17,796
Inventory purchases	13,472	20,790
Insurance reserve	11,232	9,450
Operating lease liability - short term	8,416	7,828
Freight	7,021	6,034
Short-term notes payable	5,744	2,292
Payroll taxes	2,929	827
Professional fees	2,691	1,449
Deferred income	1,871	4,021
Business restructuring costs	62	1,690
Other accrued liabilities	13,770	12,772
Total	$148,813	$155,543

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	23,357
Accrual for warranties issued during the period	11,637
Payments	(10,124)
Balance at June 29, 2024	$24,870

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	18,000
Accrual for warranties issued during the period	10,135
Payments	(11,309)
Balance at July 1, 2023	$16,826

Warranty expenses for the three and six months ended June 29, 2024 were $11.6 million and $19.8 million, respectively, and $10.1 million and $15.6 million, respectively, for the three and six months ended July 1, 2023.

6. Income Taxes
The Company’s effective tax rate for the three months ended June 29, 2024 and July 1, 2023 was 19.9% and 31.9%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily due to the change to the Company's permanent reinvestment assertion for one jurisdiction in the three months ended July 1, 2023 and return-to-provision adjustments in the three months ended June 29, 2024.
The Company’s effective tax rate for the six months ended June 29, 2024 and July 1, 2023 was 20.8% and 27.8%, respectively. The change in the Company’s effective tax rate was primarily due to the change to the Company's permanent reinvestment assertion for one jurisdiction in the three months ended July 1, 2023 and return-to-provision adjustments, partially offset by a decrease in excess tax benefit from stock compensation.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at June 29, 2024 or December 31, 2023.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	June 29, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$970,000	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	10,667	8,775
Finance lease obligations	4,242	4,729
Subtotal	984,909	1,111,942
Less: Current portion of the long-term debt	(14,261)	(15,088)
Less: Unamortized debt issuance costs	(10,808)	(17,574)
Total	$959,840	$1,079,280

In April 2024, the Company made $123.1 million of voluntary principal prepayments of the incremental term loan portion of the First Lien Term Facility (the “Incremental Term Loan B”). As a result of these prepayments, there is zero aggregate principal outstanding remaining on the Incremental Term Loan B.
On June 26, 2024, the Company entered into the Fourth Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to replace the Canadian reference rate from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”).
The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2024 based on the First Lien Leverage Ratio as of December 31, 2023 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of June 29, 2024, the Company was in compliance with all covenants under the Credit Facilities.

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
As of June 29, 2024 and December 31, 2023, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended June 29, 2024 and July 1, 2023, the Company recognized $0.2 million and $0.8 million of expense, respectively, and for the six months ended June 29, 2024 and July 1, 2023,

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the Company recognized $0.9 million of income and $1.5 million of expense, respectively in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	June 29, 2024			December 31, 2023
Interest rate swaps	$4,743	$17,712	$—	$—	$21,398	$—	$445
Foreign exchange contracts	343	—	129	227	—	872	—
Total	$5,086	$17,712	$129	$227	$21,398	$872	$445
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate swaps (3)	$2,593	$6,005	$4,391	$3,871	Interest expense, net

(1) The tax expense on the loss recognized in AOCI for the three months ended June 29, 2024 was $0.7 million.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended June 29, 2024 and July 1, 2023 was $1.1 million and $1.0 million, respectively.
(3) The Company estimates that $14.3 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate swaps	$10,257	$451	$8,755	$6,907	Interest expense, net
(1) The tax expense on the gain recognized in AOCI for the the six months ended June 29, 2024 was $2.6 million.
(2) The tax expense on the gain reclassified from AOCI to earnings for the the six months ended June 29, 2024 and July 1, 2023 was $2.2 million and $1.7 million, respectively.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 29, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$22,455	$—	$22,455	$—	$21,398	$—	$21,398
Foreign exchange contracts	—	343	—	343	—	227	—	227
Supplemental Retirement Plan assets	7,091	—	—	7,091	5,910	—	—	5,910
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$445	$—	$445
Foreign exchange contracts	—	129	—	129	—	872	—	872
Supplemental Retirement Plan liabilities	7,091	—	—	7,091	5,910	—	—	5,910
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	June 29, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$—	$—	$25,000	$25,000
Liabilities:
Long-term debt and related current maturities	$970,000	$974,249	$1,098,438	$1,098,422

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company determined its reportable segments based on how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews net sales, gross profit and segment income for each of the reportable segments. Gross profit is defined as net sales less cost of sales incurred by the segment. The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. Segment income is defined as segment net sales less cost of sales, selling, general and administrative expense (“SG&A”) of the segment and research development and engineering expense (“RD&E”) of the segment, excluding segment acquisition and restructuring related expense as well as amortization of intangible assets recorded within segment SG&A expense. The accounting policies of the segments are the same as those of Holdings.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	June 29, 2024			July 1, 2023
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$241,113	$43,280	$284,393	$237,352	$46,191	$283,543
Segment income	75,335	8,289	83,624	70,962	9,384	80,346
Capital expenditures (1)	4,222	560	4,782	8,674	776	9,450
Depreciation and amortization (1)(2)	5,882	263	6,145	5,488	231	5,719
Intersegment sales	4,938	30	4,968	2,996	102	3,098

	Six Months Ended			Six Months Ended
	June 29, 2024			July 1, 2023
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$414,542	$82,420	$496,962	$400,056	$93,623	$493,679
Segment income	115,077	14,325	129,402	104,238	19,234	123,472
Capital expenditures (1)	9,461	1,227	10,688	14,586	962	15,548
Depreciation and amortization (1)(2)	11,412	520	11,932	11,213	448	11,661
Intersegment sales	13,015	60	13,075	7,719	108	7,827

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total segment income	$83,624	$80,346	$129,402	$123,472
Corporate expense, net	7,811	8,425	15,326	14,524
Acquisition and restructuring related expense	839	1,309	1,343	2,872
Amortization of intangible assets	6,949	7,637	13,849	15,254
Operating income	68,025	62,975	98,884	90,822
Interest expense, net	16,799	19,130	35,391	38,491
Loss on debt extinguishment	4,926	—	4,926	—
Other (income) expense, net	(646)	625	(1,284)	(134)
Total other expense	21,079	19,755	39,033	38,357
Income from operations before income taxes	$46,946	$43,220	$59,851	$52,465

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income attributable to common stockholders	$37,581	$29,453	$47,421	$37,863

Weighted average number of common shares outstanding, basic	214,915,338	212,861,564	214,637,930	212,692,393
Effect of dilutive securities(a)	6,343,894	7,641,980	6,521,489	7,814,528
Weighted average number of common shares outstanding, diluted	221,259,232	220,503,544	221,159,419	220,506,921

Earnings per share attributable to common stockholders, basic	$0.17	$0.14	$0.22	$0.18
Earnings per share attributable to common stockholders, diluted	$0.17	$0.13	$0.21	$0.17
(a) For the three months ended June 29, 2024 and July 1, 2023 there were potential common shares totaling approximately 2.5 million and 3.0 million, respectively, and for the six months ended June 29, 2024 and July 1, 2023, there were potential common shares totaling approximately 2.6 million and 2.8 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,486	$324
Finance leases	508	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 29, 2024	December 31, 2023
Operating leases
Other non-current assets	$58,785	$58,638
Accrued expenses and other liabilities	8,416	7,828
Other non-current liabilities	58,066	58,642
Total operating lease liabilities	66,482	66,470

Finance leases
Property, plant and equipment	11,041	10,858
Accumulated depreciation	(2,716)	(2,415)
Property, plant and equipment, net	8,325	8,443

Current maturities of long-term debt	2,098	2,121
Long-term debt	2,144	2,608
Total finance lease liabilities	$4,242	$4,729

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
Dividends paid
For the three and six months ended June 29, 2024 and July 1, 2023, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended June 29, 2024 under the Share Repurchase Program. As of June 29, 2024, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and six months ended June 29, 2024 was $2.6 million and $4.6 million, respectively, and $2.1 million and $4.1 million, respectively, for the three and six months ended July 1, 2023.
The Company has established two equity incentive plans, the 2021 Equity Incentive Plan and the 2017 Equity Incentive Plan. The Company no longer grants awards under the 2017 Equity Incentive Plan.
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
During the six months ended June 29, 2024, the Company granted 516,636 time-based restricted stock units and 284,200 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $14.18 and $14.16, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Business restructuring costs	$284	$768	$788	$2,078
Acquisition transaction and integration costs	555	541	555	794
Total	$839	$1,309	$1,343	$2,872
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three and six months ended June 29, 2024, the Company incurred $0.3 million and $0.7 million, respectively, of expense related to the programs, which include severance and employee benefit costs, as well as other direct separation benefit costs. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of June 29, 2024
One-time termination benefits	$2,353	$385	$(2,022)	$—	$716
Facility-related	—	160	(160)	—	—
Other	6	243	(310)	67	6
Total	$2,359	$788	$(2,492)	$67	$722

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of July 1, 2023
One-time termination benefits	$2,422	$1,595	$(3,478)	$539
Other	—	483	(332)	151
Total	$2,422	$2,078	$(3,810)	$690

Restructuring costs are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheets.
Acquisitions
On June 26, 2024, the Company acquired the equity interests of ChlorKing HoldCo, LLC and related entities (“ChlorKing”). The acquired business includes pool saline chlorinators and UV disinfection systems serving the commercial pools and water treatment market segments. The acquisition broadens the Company’s commercial portfolio of products and expands the market of commercial customers while furthering the Company's commitment to sustainable and energy-efficient technology for both commercial and residential pools. The acquisition is included in our North America segment.
The consideration paid net of cash acquired was $62.4 million. The purchase price was funded with cash on hand. For the three months ended June 29, 2024, transaction expenses recognized for the acquisition were $0.6 million. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations.
The purchase price allocation is preliminary and is subject to change. The Company is still evaluating the valuation and estimated useful lives of property, plant and equipment, goodwill, intangible assets, inventory and leases, in addition to identifying and recording all other assets and liabilities and contingencies. Due to the timing of the business combination, as of June 29, 2024, the valuation process to determine the fair values is not complete. The Company has estimated the preliminary fair value of net assets acquired based on information currently available. Preliminary estimates will be finalized within one year of the date of acquisition. Additionally, the Company is finalizing the applicable tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Preliminary Estimated Fair Value
As of June 26, 2024
Cash and cash equivalents	$3,898
Receivables	3,701
Inventory	8,978
Prepaid expenses and other current assets	269
Property, plant and equipment	37
Other assets	4,432
Intangible assets	31,550
Accounts payable and accrued liabilities	(4,302)
Total identifiable net assets acquired	48,563
Goodwill	17,835
Preliminary purchase price	$66,398

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated preliminary fair value and useful lives of the identifiable intangible assets are as follows:

	Estimated Useful Lives	Estimated Amounts
	(in years)	(in thousands)
Finite lived intangible assets
Tradename	15	$2,900
Customer relationships	15	24,500
Developed technology	10	4,000
Noncompete agreements	5	150
Total		$31,550

Goodwill is a result of the expected synergies and cross-selling opportunities this acquisition is expected to bring, as well as the expected growth potential from the integration of the ChlorKing products into Hayward’s existing commercial business. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the acquisition may change the amount of the purchase consideration allocated to goodwill. The goodwill balance has been recorded to the North America reportable segment and is deductible for tax purposes.

17. Related-Party Transactions
During the three and six months ended June 29, 2024 and July 1, 2023, the Company did not incur any significant related-party transactions.

18. Subsequent Events
On July 3, 2024 the Company entered into a Receivables Purchase Agreement under which the Company may offer to sell eligible accounts receivable. The eligible accounts receivable to be sold under the agreement consist of up to $125 million in accounts receivable generated by sales to specified customers of the Company. The Company will be paid a discounted purchase price for each receivable sold. The discount rate used to determine the purchase price for the subject receivables is based upon an annual interest rate equal to the forward-looking term rate based on the secured overnight financing rate for the period of time between payment to the Company and the due date for the receivable plus a buffer period specific to the obligor, plus a margin applicable to the specified obligor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and six months ended June 29, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.

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
The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia.

Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its reportable segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources.
The NAM segment manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States, Canada and Mexico, and manufactures and sells flow control products.
The E&RW segment manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.
NAM accounted for 85% and 84% of total net sales for the three months ended June 29, 2024 and July 1, 2023, respectively, and E&RW accounted for 15% and 16% of total net sales for the three months ended June 29, 2024 and July 1, 2023, respectively.
NAM accounted for 83% and 81% of total net sales for the six months ended June 29, 2024 and July 1, 2023, respectively, and E&RW accounted for 17% and 19% of total net sales for the six months ended June 29, 2024 and July 1, 2023, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and six months ended June 29, 2024 and the three and six months ended July 1, 2023 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 date. This resulted in one fewer working day in the three months ended June 29, 2024 compared to the respective 2023 period. Throughout this discussion we may refer to the three months ended June 29, 2024 and the three months ended July 1, 2023 as the “Second Quarter” and “Comparable Quarter,” respectively.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season, and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2023 Early Buy program began in the late third quarter and continued through approximately the first quarter of 2024. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and six months ended June 29, 2024 and July 1, 2023 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$284,393	$283,543	$496,962	$493,679
Cost of sales	139,306	147,033	247,296	259,278
Gross profit	145,087	136,510	249,666	234,401
Selling, general and administrative expense	63,155	57,716	123,169	112,603
Research, development and engineering expense	6,119	6,873	12,421	12,850
Acquisition and restructuring related expense	839	1,309	1,343	2,872
Amortization of intangible assets	6,949	7,637	13,849	15,254
Operating income	68,025	62,975	98,884	90,822
Interest expense, net	16,799	19,130	35,391	38,491
Loss on debt extinguishment	4,926	—	4,926	—
Other (income) expense, net	(646)	625	(1,284)	(134)
Total other expense	21,079	19,755	39,033	38,357
Income from operations before income taxes	46,946	43,220	59,851	52,465
Provision for income taxes	9,365	13,767	12,430	14,602
Net income	$37,581	$29,453	$47,421	$37,863
Adjusted EBITDA (a)	$82,614	$79,478	$127,655	$124,407
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $284.4 million for the three months ended June 29, 2024 from $283.5 million for the three months ended July 1, 2023, an increase of $0.9 million, or 0.3%. See the segment discussion below for further information.
Net sales increased to $497.0 million for the six months ended June 29, 2024 from $493.7 million for the six months ended July 1, 2023, an increase of $3.3 million, or 0.7%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Volume	(1.7)%	(0.8)%
Price, net of discounts and allowances	2.1%	1.5%
Acquisitions	0.1%	0.1%
Currency and other	(0.2)%	(0.1)%
Total	0.3%	0.7%
The net sales increase for the three and six months ended June 29, 2024 was driven by an increase in net price, partially offset by a decline in volume.
The volume decline in the three months ended June 29, 2024 was due primarily to market declines in the Middle East and Asia and lower new construction and remodels in the US, partially offset by growth in Europe and Canada.
The volume decline in the six months ended June 29, 2024 was driven primarily by market declines in Europe, Middle East and Asia, partially offset by growth in North America from increased Early Buy shipments.

Gross profit and gross profit margin
Gross profit increased to $145.1 million for the three months ended June 29, 2024 from $136.5 million for the three months ended July 1, 2023, an increase of $8.6 million, or 6.3%.
Gross profit margin increased to 51.0% for the three months ended June 29, 2024 compared to 48.1% for the three months ended July 1, 2023, an increase of 290 basis points, driven by operational efficiencies in our manufacturing facilities and net price increases.
Gross profit increased to $249.7 million for the six months ended June 29, 2024 from $234.4 million for the six months ended July 1, 2023, an increase of $15.3 million, or 6.5%.
Gross profit margin increased to 50.2% for the six months ended June 29, 2024 compared to 47.5% for the six months ended July 1, 2023, an increase of 270 basis points, primarily due to operational efficiencies, net price increases and management of our manufacturing costs.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $63.2 million for the three months ended June 29, 2024 from $57.7 million for the three months ended July 1, 2023, an increase of $5.5 million, or 9.4%, primarily as a result of increased warranty costs, incentive compensation and selling expenses.
As a percentage of net sales, SG&A increased to 22.2% for the three months ended June 29, 2024 as compared to 20.4% for the three months ended July 1, 2023, an increase of 180 basis points, driven by the factors discussed above.
SG&A increased to $123.2 million for the six months ended June 29, 2024 from $112.6 million for the six months ended July 1, 2023, an increase of $10.6 million, or 9.4%, driven by higher warranty and administrative costs.
As a percentage of net sales, SG&A increased to 24.8% for the six months ended June 29, 2024 as compared to 22.8% for six months ended July 1, 2023, an increase of 200 basis points, due to the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) decreased to $6.1 million for the three months ended June 29, 2024 from $6.9 million for the three months ended July 1, 2023, primarily as a result of timing of certain projects that were ongoing in the three months ended July 1, 2023 as compared to the three months ended June 29, 2024.
As a percentage of net sales, RD&E was 2.2% for the three months ended June 29, 2024 compared to 2.4% for the three months ended July 1, 2023, a decrease of 20 basis points.
RD&E decreased to $12.4 million for the six months ended June 29, 2024 compared with $12.9 million for the six months ended July 1, 2023. The decrease is mainly due to the timing of certain projects that occurred in the Comparable Quarter as discussed above. As a percentage of net sales, RD&E was 2.5% for the six months ended June 29, 2024 compared to 2.6% for the six months ended July 1, 2023, a decrease of 10 basis points.
Acquisition and restructuring related expense
For the three months ended June 29, 2024, we incurred $0.8 million of acquisition and restructuring related expense as compared to $1.3 million of expense for the three months ended July 1, 2023. The expense in the Second Quarter was primarily driven by costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”), compared to the Comparable Quarter which was primarily related to severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022, acquisition integration costs, and costs associated with the relocation of the corporate headquarters from New Jersey to North Carolina.
For the six months ended June 29, 2024, we incurred $1.3 million of acquisition and restructuring related expense as compared to $2.9 million of expense for the six months ended July 1, 2023. The six months ended June 29, 2024 primarily included costs associated with the centralization and consolidation of operations in Europe and costs related to the acquisition of the ChlorKing business. The acquisition and restructuring related expenses in the six months ended July 1, 2023 primarily related to severance and employee benefit costs as part of the enterprise cost reduction program initiated in 2022, as well as acquisition integration costs.
See Note 16. Acquisitions and Restructuring.

Amortization of intangible assets
For the three and six months ended June 29, 2024, amortization of intangible assets decreased by $0.7 million and $1.4 million, respectively, compared to the three and six months ended July 1, 2023, respectively, due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three and six months ended June 29, 2024, operating income increased $5.1 million and $8.1 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $16.8 million for the three months ended June 29, 2024 from $19.1 million for the three months ended July 1, 2023.
Interest expense, net, for the three months ended June 29, 2024 consisted of $17.3 million of interest expense on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $1.6 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.16% for the three months ended June 29, 2024.
Interest expense, net, for the three months ended July 1, 2023 consisted of $18.9 million of interest expense on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $0.9 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.01% for the three months ended July 1, 2023.
Interest expense, net, decreased by $2.3 million for the Second Quarter compared to the Comparable Quarter, primarily due to the repayment of the Incremental Term Loan B principal balance in April 2024 and higher interest income on cash investment balances.
For the six months ended June 29, 2024, interest expense, net, decreased to $35.4 million from $38.5 million for the six months ended July 1, 2023.
Interest expense, net, for the six months ended June 29, 2024 consisted of $36.4 million of interest on the outstanding debt and $2.3 million of amortization of deferred financing fees, partially offset by $3.3 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.25% for the six months ended June 29, 2024.
Interest expense, net, for the six months ended July 1, 2023 consisted of $37.4 million of interest on the outstanding debt and $2.2 million of amortization of deferred financing fees, partially offset by $1.1 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.86% for the six months ended July 1, 2023.
Interest expense, net, decreased by $3.1 million for the six months ended June 29, 2024 compared to the prior year period primarily due to the repayment of the Incremental Term Loan B principal balance and interest income on cash investment balances.
Loss on extinguishment of debt
The $4.9 million loss on extinguishment of debt for the three and six months ended June 29, 2024 was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024. There was no loss on extinguishment of debt for the three and six months ended July 1, 2023.
Provision for income taxes
We incurred income tax expense of $9.4 million for the three months ended June 29, 2024 compared to an income tax expense of $13.8 million for the three months ended July 1, 2023, a decrease of $4.4 million, or 32.0%.
The decrease in the Company’s effective tax rate from 31.9% for the three months ended July 1, 2023 to 19.9% for the three months ended June 29, 2024 was primarily due to the change to the Company’s permanent reinvestment assertion for one jurisdiction during the Comparable Quarter and a return-to-provision adjustment in the Second Quarter.
We incurred income tax expense of $12.4 million for the six months ended June 29, 2024 compared to an income tax expense of $14.6 million for the six months ended July 1, 2023, a decrease of $2.2 million, or 14.9%.

The decrease in the Company’s effective tax rate from 27.8% for the six months ended July 1, 2023 to 20.8% for the six months ended June 29, 2024 was primarily due to the change to the Company’s permanent reinvestment assertion for one jurisdiction during the Comparable Quarter and a return-to-provision adjustment in the Second Quarter, partially offset by a decrease in excess tax benefit from stock compensation.
Net income
As a result of the foregoing, net income increased $8.1 million and $9.6 million for the three and six months ended June 29, 2024, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $82.6 million for the three months ended June 29, 2024 from $79.5 million for the three months ended July 1, 2023, an increase of $3.1 million, or 3.9%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 29.0% for the three months ended June 29, 2024 compared to 28.0% for the three months ended July 1, 2023, an increase of 100 basis points.
Adjusted EBITDA increased to $127.7 million for the six months ended June 29, 2024 from $124.4 million for the six months ended July 1, 2023, an increase of $3.3 million or 2.6%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 25.7% for the six months ended June 29, 2024 compared to 25.2% for the six months ended July 1, 2023, an increase of 50 basis points, due to the factors described above.
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

(Dollars in thousands)	Three Months Ended			Three Months Ended
	June 29, 2024			July 1, 2023
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$284,393	$241,113	$43,280	$283,543	$237,352	$46,191
Gross profit	$145,087	$127,430	$17,657	$136,510	$118,442	$18,068
Gross profit margin %	51.0%	52.9%	40.8%	48.1%	49.9%	39.1%

Income from operations before income taxes	$46,946			$43,220
Expenses not allocated to segments
Corporate expense, net	7,811			8,425
Acquisition and restructuring related expense	839			1,309
Amortization of intangible assets	6,949			7,637
Interest expense, net	16,799			19,130
Loss on debt extinguishment	4,926			—
Other (income) expense, net	(646)			625
Segment income (a)	$83,624	$75,335	$8,289	$80,346	$70,962	$9,384
Segment income margin % (a)	29.4%	31.2%	19.2%	28.3%	29.9%	20.3%
Adjusted segment income (a)	$89,826	$81,274	$8,552	$86,547	$76,920	$9,627
Adjusted segment income margin % (a)	31.6%	33.7%	19.8%	30.5%	32.4%	20.8%

(Dollars in thousands)	Six Months Ended			Six Months Ended
	June 29, 2024			July 1, 2023
	Total	NAM	E&RW	Total	NAM	E&RW
Net sales	$496,962	$414,542	$82,420	$493,679	$400,056	$93,623
Gross profit	$249,666	$217,307	$32,359	$234,401	$197,455	$36,946
Gross profit margin %	50.2%	52.4%	39.3%	47.5%	49.4%	39.5%

Income from operations before income taxes	$59,851			$52,465
Expenses not allocated to segments
Corporate expense, net	15,326			14,524
Acquisition and restructuring related expense	1,343			2,872
Amortization of intangible assets	13,849			15,254
Interest expense, net	35,391			38,491
Loss on debt extinguishment	4,926			—
Other (income) expense, net	(1,284)			(134)
Segment income (a)	$129,402	$115,077	$14,325	$123,472	$104,238	$19,234
Segment income margin % (a)	26.0%	27.8%	17.4%	25.0%	26.1%	20.5%
Adjusted segment income (a)	$141,432	$126,577	$14,855	$135,886	$116,181	$19,705
Adjusted segment income margin % (a)	28.5%	30.5%	18.0%	27.5%	29.0%	21.0%
(a) Total segment income, adjusted segment income and adjusted segment income margin are non-GAAP measures. See “—Non-GAAP Reconciliation.”

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$241,113	$237,352	$414,542	$400,056
Gross profit	$127,430	$118,442	$217,307	$197,455
Gross profit margin %	52.9%	49.9%	52.4%	49.4%
Segment income	$75,335	$70,962	$115,077	$104,238
Segment income margin %	31.2%	29.9%	27.8%	26.1%
Adjusted segment income (a)	$81,274	$76,920	$126,577	$116,181
Adjusted segment income margin % (a)	33.7%	32.4%	30.5%	29.0%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $241.1 million for the three months ended June 29, 2024 from $237.4 million for the three months ended July 1, 2023, an increase of $3.7 million, or 1.6%.
Net sales increased to $414.5 million for the six months ended June 29, 2024 from $400.1 million for the six months ended July 1, 2023, an increase of $14.4 million, or 3.6%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Volume	(0.7)%	2.0%
Price, net of allowances and discounts	2.2%	1.6%
Acquisitions	0.2%	0.1%
Currency and other	(0.1)%	(0.1)%
Total	1.6%	3.6%
The increase for the three months ended June 29, 2024 was driven by net price improvement and volume growth in Canada, partially offset by a modest decline in volume in the US due to lower new construction and remodels.
This increase for the six months ended June 29, 2024 was driven by increases in both volume and price. The volume growth resulted from increased Early Buy shipments compared to the prior-year period.
Gross profit and gross profit margin
Gross profit increased to $127.4 million for the three months ended June 29, 2024 from $118.4 million for the three months ended July 1, 2023, an increase of $9.0 million, or 7.6%.
Gross profit margin increased to 52.9% for the three months ended June 29, 2024 from 49.9% for the three months ended July 1, 2023, an increase of 300 basis points. Gross margin increased due to operational efficiencies in our manufacturing facilities and net price increases.
Gross profit increased to $217.3 million for the six months ended June 29, 2024 from $197.5 million for the six months ended July 1, 2023, an increase of $19.8 million, or 10.1%.
Gross profit margin increased to 52.4% for the six months ended June 29, 2024 from 49.4% for the six months ended July 1, 2023, an increase of 300 basis points. Gross margin increased due to operational efficiencies in our manufacturing facilities and net price increases.
Segment income and segment income margin
Segment income increased to $75.3 million for the three months ended June 29, 2024 from $71.0 million for the three months ended July 1, 2023, an increase of $4.3 million, or 6.2%. This was primarily driven by an increase in sales and gross profit as discussed above.

Segment income margin increased to 31.2% for the three months ended June 29, 2024 from 29.9% for the three months ended July 1, 2023, an increase of 130 basis points. The increase was driven by the increase in net sales and gross profit as discussed above, partially offset by higher SG&A expense from increased warranty and administrative costs.
Segment income increased to $115.1 million for the six months ended June 29, 2024 from $104.2 million for the six months ended July 1, 2023, an increase of $10.9 million, or 10.4%. This was primarily the increase in net sales and gross profit as discussed above, partially offset by higher SG&A expense due to increased warranty and administrative costs.
Segment income margin increased to 27.8% for the six months ended June 29, 2024 from 26.1% for the six months ended July 1, 2023, an increase of 170 basis points primarily resulting from higher gross profit as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $81.3 million for the three months ended June 29, 2024 from $76.9 million for the three months ended July 1, 2023, an increase of $4.4 million, or 5.7%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 33.7% for the three months ended June 29, 2024 from 32.4% for the three months ended July 1, 2023, an increase of 130 basis points.
Adjusted segment income increased to $126.6 million for the six months ended June 29, 2024 from $116.2 million for the six months ended July 1, 2023, an increase of $10.4 million or 8.9%. This was driven by the increased segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 30.5% for the six months ended June 29, 2024 from 29.0% for the six months ended July 1, 2023, an increase of 150 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$43,280	$46,191	$82,420	$93,623
Gross profit	$17,657	$18,068	$32,359	$36,946
Gross profit margin %	40.8%	39.1%	39.3%	39.5%
Segment income	$8,289	$9,384	$14,325	$19,234
Segment income margin %	19.2%	20.3%	17.4%	20.5%
Adjusted segment income (a)	$8,552	$9,627	$14,855	$19,705
Adjusted segment income margin % (a)	19.8%	20.8%	18.0%	21.0%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $43.3 million for the three months ended June 29, 2024 from $46.2 million for the three months ended July 1, 2023, a decrease of $2.9 million, or 6.3%.
Net sales decreased to $82.4 million for the six months ended June 29, 2024 from $93.6 million for the six months ended July 1, 2023, a decrease of $11.2 million, or 12.0%.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Volume	(7.2)%	(12.7)%
Price, net of allowances and discounts	1.6%	0.9%
Currency and other	(0.7)%	(0.2)%
Total	(6.3)%	(12.0)%

The decrease for the three and six months ended June 29, 2024 in net sales was primarily due to a decline in volume and an unfavorable impact of foreign currency translation, partially offset by the favorable impact of net price. The decline in volume in the three months ended June 29, 2024 is driven primarily by market declines in the Middle East and Asia, partially offset by growth in Europe. The decline in volume in the six months ended June 29, 2024 is due to market declines in the Middle East, Asia and Europe.
Gross profit and Gross profit margin
Gross profit decreased to $17.7 million for the three months ended June 29, 2024 from $18.1 million for the three months ended July 1, 2023, a decrease of $0.4 million, or 2.3%.
Gross profit margin increased to 40.8% for the three months ended June 29, 2024 from 39.1% for the three months ended July 1, 2023, an increase of 170 basis points, primarily driven by net price increases and improved operational efficiencies.
Gross profit decreased to $32.4 million for the six months ended June 29, 2024 from $36.9 million for the six months ended July 1, 2023, a decrease of $4.5 million, or 12.4%.
Gross profit margin decreased to 39.3% for the six months ended June 29, 2024 from 39.5% for the six months ended July 1, 2023, a decrease of 20 basis points, primarily driven by lower operating leverage, mostly offset by the benefit of higher net price and operational efficiencies.
Segment income and Segment income margin
Segment income decreased to $8.3 million for the three months ended June 29, 2024 from $9.4 million for the three months ended July 1, 2023, a decrease of $1.1 million, or 11.7%. This was primarily driven by a decrease in sales and gross profit as discussed above.
Segment income margin decreased by 110 basis points from 20.3% for the three months ended July 1, 2023 to 19.2% for the three months ended June 29, 2024, resulting from lower operating expense leverage.
Segment income decreased to $14.3 million for the six months ended June 29, 2024 from $19.2 million for the six months ended July 1, 2023, a decrease of $4.9 million, or 25.5%. This was driven by the factors discussed above.
Segment income margin decreased by 310 basis points, to 17.4% for the six months ended June 29, 2024 as compared to 20.5% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $8.6 million for the three months ended June 29, 2024 from $9.6 million for the three months ended July 1, 2023, a decrease of $1.0 million or 11.2%. This was primarily driven by the decreased sales after adjusting for the non-cash and specified costs described below in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 19.8% for the three months ended June 29, 2024 from 20.8% for the three months ended July 1, 2023, a decrease of 100 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $14.9 million for the six months ended June 29, 2024 from $19.7 million for the six months ended July 1, 2023, a decrease of $4.8 million or 24.6%. This was primarily driven by the decreased sales after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 18.0% for the six months ended June 29, 2024 from 21.0% for the six months ended July 1, 2023, a decrease of 300 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 29, 2024 and July 1, 2023:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$37,581	$29,453	$47,421	$37,863
Depreciation	4,757	4,228	9,067	8,590
Amortization	8,503	9,289	17,046	18,543
Interest expense	16,799	19,130	35,391	38,491
Income taxes	9,365	13,767	12,430	14,602
Loss on debt extinguishment	4,926	—	4,926	—
EBITDA	81,931	75,867	126,281	118,089
Stock-based compensation (a)	230	375	420	732
Currency exchange items (b)	(180)	1,205	(126)	1,131
Acquisition and restructuring related expense, net (c)	839	1,309	1,343	2,872
Other (d)	(206)	722	(263)	1,583
Total Adjustments	683	3,611	1,374	6,318
Adjusted EBITDA	$82,614	$79,478	$127,655	$124,407
Adjusted EBITDA margin	29.0%	28.0%	25.7%	25.2%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended June 29, 2024 are primarily driven by $0.6 million of transaction costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”) and $0.3 million of separation and other costs associated with the centralization of operations in Europe. Adjustments in the three months ended July 1, 2023 are primarily driven by $0.5 million of separation costs associated with the enterprise cost-reduction program initiated in 2022, $0.5 million of integration costs from prior acquisitions and $0.3 million of costs associated with the relocation of the corporate headquarters.

Adjustments in the six months ended June 29, 2024 are primarily driven by $0.7 million of separation and other costs associated with the centralization of operations in Europe and $0.6 million of transaction costs associated with the acquisition of ChlorKing. Adjustments in the six months ended July 1, 2023 are primarily driven by $1.3 million of separation costs associated with the enterprise cost-reduction program initiated in 2022, $0.8 million of integration costs from prior acquisitions and $0.6 million of costs associated with the relocation of the corporate headquarters.
(d)	Adjustments in the three months ended June 29, 2024 are primarily driven by $0.5 million of gains on the sale of assets, partially offset by $0.2 million of costs incurred related to litigation. Adjustments in the three months ended July 1, 2023 primarily include $0.3 million of costs incurred related to the selling stockholder offering of shares in May 2023, which are reported in SG&A in the unaudited condensed consolidated statement of operations, and other miscellaneous items the Company believes are not representative of its ongoing business operations.

Adjustments in the six months ended June 29, 2024 are primarily driven by $0.5 million of gains on the sale of assets, partially offset by $0.3 million of costs incurred related to litigation. Adjustments in the six months ended July 1, 2023 primarily includes $0.6 million of costs associated with follow-on equity offerings, $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and other miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from income from operations before income taxes to total segment income and adjusted segment income for the three and six months ended June 29, 2024 and July 1, 2023:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income from operations before income taxes	$46,946	$43,220	$59,851	$52,465
Expenses not allocated to segments
Corporate expense, net	7,811	8,425	15,326	14,524
Acquisition and restructuring related expense	839	1,309	1,343	2,872
Amortization of intangible assets	6,949	7,637	13,849	15,254
Interest expense, net	16,799	19,130	35,391	38,491
Loss on debt extinguishment	4,926	—	4,926	—
Other (income) expense, net	(646)	625	(1,284)	(134)
Segment income	83,624	80,346	129,402	123,472
Depreciation	4,591	4,068	8,735	8,373
Amortization	1,554	1,651	3,197	3,288
Stock-based compensation	57	192	79	365
Other (a)	—	290	19	388
Total Adjustments	6,202	6,201	12,030	12,414
Adjusted segment income	$89,826	$86,547	$141,432	$135,886
Adjusted segment income margin	31.6%	30.5%	28.5%	27.5%

(a)
The six months ended June 29, 2024 represents losses on the sale of assets. The three and six months ended July 1, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

NAM	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment income	$75,335	$70,962	$115,077	$104,238
Depreciation	4,328	3,837	8,215	7,925
Amortization	1,554	1,651	3,197	3,288
Stock-based compensation	57	180	69	342
Other (a)	—	290	19	388
Total adjustments	5,939	5,958	11,500	11,943
Adjusted segment income	$81,274	$76,920	$126,577	$116,181
Adjusted segment income margin	33.7%	32.4%	30.5%	29.0%

(a)	The three months ended July 1, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.

The six months ended June 29, 2024 represents losses on the sale of assets. The six months ended July 1, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

E&RW	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment income	$8,289	$9,384	$14,325	$19,234
Depreciation	263	231	520	448
Amortization	—	—	—	—
Stock-based compensation	—	12	10	23
Total Adjustments	263	243	530	471
Adjusted segment income	$8,552	$9,627	$14,855	$19,705
Adjusted segment income margin	19.8%	20.8%	18.0%	21.0%

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
Unrestricted cash and cash equivalents totaled $215.1 million as of June 29, 2024, which is an increase of $37.0 million from $178.1 million at December 31, 2023.
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
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of June 29, 2024, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$970,000	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	10,667	8,775
Finance lease obligations	4,242	4,729
Subtotal	984,909	1,111,942
Less: Current portion of the long-term debt	(14,261)	(15,088)
Less: Unamortized debt issuance costs	(10,808)	(17,574)
Total	$959,840	$1,079,280

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $26.3 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
On June 26, 2024, the Company entered into the Fourth Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to replace the Canadian reference rate from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”).
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
For the three months ended June 29, 2024, the average borrowing base under the ABL Facility was $289.9 million and the average loan balance outstanding was zero. As of June 29, 2024, the loan balance was zero with a borrowing availability of $232.1 million.
For the six months ended June 29, 2024, the average borrowing base under the ABL Facility was $301.4 million and the average loan balance outstanding was zero.
First Lien Term Facilities
On May 22, 2023, the Company entered into the Fifth Amendment to the Company's First Lien Credit Agreement (the “First Lien Term Facility” and, together with the ABL Facility, the “Credit Facilities”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. For a portion of the Comparable Quarter and the six months ended July 1, 2023, the borrowings under the First Lien Term Facility bore interest at a rate equal to LIBOR or a base rate plus an applicable margin of 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage ratio is less than 2.5x.
The First Lien Term Facility also included an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B bore interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing Rate (with a 0.50% floor) plus 3.25% and a 0.10% credit spread adjustment. In April 2024, the Company used $123.1 million of cash on hand to fund voluntary principal prepayments of the Incremental Term Loan B. As a result of these prepayments, the Company had zero aggregate principal outstanding on the Incremental Term Loan B as of June 29, 2024.
Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must make an annual mandatory prepayment of principal for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x, in each case as of December 31 of the prior year. The First Lien Term Facility matures on May 28, 2028.
As of June 29, 2024, the balance outstanding under the First Lien Term Facility was $970.0 million.
For the three months ended June 29, 2024, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.89%. The effective interest rate is comprised of 8.20% for interest and 0.39% for financing costs, partially offset by 1.70% for interest income on the interest rate swaps.

For the six months ended June 29, 2024, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.99%. The effective interest rate is comprised of 8.28% for interest and 0.37% for financing costs, partially offset by 1.66% for interest income on the interest rate swaps.

Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of June 29, 2024, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Six Months Ended
	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$209,839	$166,516
Net cash used in investing activities	(48,025)	(15,698)
Net cash used in financing activities	(123,607)	(2,881)
Effect of exchange rate changes on cash and cash equivalents	(1,248)	888
Change in cash and cash equivalents	$36,959	$148,825
Net cash provided by operating activities
Net cash provided by operating activities increased to $209.8 million for the six months ended June 29, 2024 from $166.5 million for the six months ended July 1, 2023, an increase of $43.3 million, or 26.0%. The increase in cash provided was primarily driven by greater cash generated by working capital compared to the prior-year period and due to an increase in net income.
Net cash used in investing activities
Net cash used in investing activities was $48.0 million for the six months ended June 29, 2024 compared to net cash used in investing activities of $15.7 million for the six months ended July 1, 2023, a change of $32.3 million, or 205.9%. The increase in cash used in investing activities is driven by the acquisition of the ChlorKing business, partially offset by the proceeds of certificates of deposit investments.
Net cash used in financing activities
Net cash used in financing activities was $123.6 million for the six months ended June 29, 2024 compared to net cash used in financing activities of $2.9 million for the six months ended July 1, 2023, a change of $120.7 million, or 4190.4%. The increase in cash used was primarily driven by the prepayment of the Incremental Term Loan B.

Off-Balance Sheet Arrangements
We had $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of June 29, 2024 and December 31, 2023.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first six months of 2024.

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
There have been no material changes in the interest rate risk during the six months ended June 29, 2024 from what we reported in our Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties, whose products, services and systems are beyond our control. We expect our reliance on information technology systems to increase as we continue to develop IoT-enabled products, such as our Omni mobile app, and implement new technologies to facilitate our operations, such as our ERP system and human resources information system, which are in the process of being implemented. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems and networks, products or services. We are vulnerable to interruption and breakdown by system downtime or failure, fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events.
We are subject to known and unknown vulnerabilities in our software and systems and those of third parties. We and certain of our third-party service providers have in the past experienced, and we expect in the future will continue to experience, cybersecurity attacks and other incidents that threaten the confidentiality, integrity and availability of information technology systems and networks and confidential information, including personal information, that we or third parties collect, maintain and/or process. We periodically evaluate and test the adequacy of our systems, measures, controls and procedures and perform third-party risk assessments. However, such threats have increased in frequency, scope, and potential impact in recent years. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we aim to patch vulnerabilities within reasonable timeframes. However, we are unable to comprehensively identify all vulnerabilities (particularly as related to third-party software and systems), apply patches or confirm that mitigating measures are in place, or ensure that any patches will be applied by us or third parties before exploitation by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our systems and data.
The development of artificial intelligence technologies may exacerbate these cybersecurity risks and pose new or unknown cybersecurity risks and challenges. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems and networks, confidential information or business. The accidental or willful security breaches or other unauthorized access by third parties to our information technology systems or facilities, or those of our vendors and/or others with which we do business, or the existence of computer viruses, such as ransomware or other malware, in our or their data or software, and/or any other failure of our or their information technology systems could expose us to a risk of information loss, the misappropriation of proprietary and confidential information, work stoppages, reputational damage, regulatory investigations and enforcement actions, regulatory fines or penalties, litigation by affected parties, possible financial obligations for liabilities and damages related to the theft or misuse of this information and/or the defective manufacture or defective design of our products, which could expose us to liability, and/or significant incident response, system restoration or remediation and future compliance costs. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation that may result from an incident. The occurrence of any of these events could have an adverse effect on our business, financial condition, results of operations and reputation. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended June 29, 2024. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of June 29, 2024, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended June 29, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
March 31 – May 4, 2024	—	$—	—	$400,000,000
May 5 – June 1, 2024	—	—	—	400,000,000
June 2 – June 29, 2024	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Amendment No. 4 to ABL Credit Agreement, dated June 26, 2024, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of July 30, 2024.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer