Form 10-Q
period 2024-09-28
Hayward Holdings, Inc.
filed 2024-10-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

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

The registrant had outstanding 215,424,560 shares of common stock as of October 25, 2024.

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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 28, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$274,184	$178,097
Short-term investments	—	25,000
Accounts receivable, net of allowances of $2,881 and $2,870, respectively	99,932	270,875
Inventories, net	229,363	215,180
Prepaid expenses	15,541	14,331
Income tax receivable	11,634	9,994
Other current assets	18,898	11,264
Total current assets	649,552	724,741
Property, plant, and equipment, net of accumulated depreciation of $108,726 and $95,917, respectively	164,654	158,979
Goodwill	953,175	935,013
Trademark	736,000	736,000
Customer relationships, net	209,836	206,308
Other intangibles, net	92,479	94,082
Other non-current assets	84,168	91,161
Total assets	$2,889,864	$2,946,284
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$14,079	$15,088
Accounts payable	73,562	68,943
Accrued expenses and other liabilities	159,709	155,543
Income taxes payable	825	109
Total current liabilities	248,175	239,683
Long-term debt, net	959,906	1,079,280
Deferred tax liabilities, net	239,362	248,967
Other non-current liabilities	69,266	66,896
Total liabilities	1,516,709	1,634,826
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of September 28, 2024 and December 31, 2023	—	—
Common stock $0.001 par value, 750,000,000 authorized; 244,078,929 issued and 215,412,560 outstanding at September 28, 2024; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023	244	243
Additional paid-in capital	1,089,782	1,080,894
Common stock in treasury; 28,666,369 and 28,666,369 at September 28, 2024 and December 31, 2023, respectively	(358,125)	(357,755)
Retained earnings	644,831	580,909
Accumulated other comprehensive income	(3,577)	7,167
Total stockholders’ equity	1,373,155	1,311,458
Total liabilities, redeemable stock, and stockholders’ equity	$2,889,864	$2,946,284

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$227,569	$220,304	$724,531	$713,983
Cost of sales	114,474	114,893	361,770	374,171
Gross profit	113,095	105,411	362,761	339,812
Selling, general and administrative expense	64,509	59,454	187,678	172,057
Research, development and engineering expense	6,449	6,177	18,870	19,027
Acquisition and restructuring related expense	1,145	3,348	2,488	6,220
Amortization of intangible assets	7,576	7,523	21,425	22,777
Operating income	33,416	28,909	132,300	119,731
Interest expense, net	13,209	17,448	48,600	55,939
Loss on debt extinguishment	—	—	4,926	—
Other (income) expense, net	(705)	1,932	(1,989)	1,798
Total other expense	12,504	19,380	51,537	57,737
Income from operations before income taxes	20,912	9,529	80,763	61,994
Provision (benefit) for income taxes	4,411	(2,259)	16,841	12,343
Net income	$16,501	$11,788	$63,922	$49,651

Earnings per share
Basic	$0.08	$0.06	$0.30	$0.23
Diluted	$0.07	$0.05	$0.29	$0.23

Weighted average common shares outstanding
Basic	215,231,886	213,416,502	214,836,643	212,933,763
Diluted	221,436,206	220,863,228	221,251,355	220,634,232

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	September 28, 2024			September 30, 2023
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$16,501			$11,788
Other comprehensive income (loss):
Foreign currency translation adjustments	6,605	—	6,605	(5,235)	—	(5,235)
Net change on cash flow hedges	(13,914)	3,478	(10,436)	961	(240)	721
Comprehensive income			$12,670			$7,274

	Nine Months Ended
	September 28, 2024			September 30, 2023
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$63,922			$49,651
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,436)	—	(1,436)	(1,625)	—	(1,625)
Net change on cash flow hedges	(12,411)	3,103	(9,308)	1,562	(390)	1,172
Comprehensive income			$53,178			$49,198

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock for compensation plans	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492
Net income	—	—	—	—	37,581	—	37,581
Stock-based compensation	—	—	2,649	—	—	—	2,649
Issuance of Common Stock for compensation plans	355,409	—	355	—	—	—	355
Other comprehensive loss	—	—	—	—	—	(3,679)	(3,679)
Balance as of June 29, 2024	215,071,798	$244	$1,086,680	$(358,110)	$628,330	$254	$1,357,398
Net income	—	—	—	—	16,501	—	16,501
Stock-based compensation	—	—	2,667	—	—	—	2,667
Issuance of Common Stock for compensation plans	340,762	—	435	—	—	—	435
Repurchase of stock	—	—	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	—	—	(3,831)	(3,831)
Balance as of September 28, 2024	215,412,560	$244	$1,089,782	$(358,125)	$644,831	$(3,577)	$1,373,155

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

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities
Net income	$63,922	$49,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,929	13,018
Amortization of intangible assets	26,299	27,803
Amortization of deferred debt issuance fees	3,248	3,458
Stock-based compensation	7,299	6,701
Deferred income taxes	(8,344)	(5,965)
Allowance for bad debts	(62)	(906)
Loss on debt extinguishment	4,926	—
(Gain) loss on sale of property, plant and equipment	(451)	945
Changes in operating assets and liabilities
Accounts receivable	173,400	85,216
Inventories	(4,204)	61,715
Other current and non-current assets	(6,203)	9,500
Accounts payable	2,871	(6,265)
Accrued expenses and other liabilities	(868)	(27,934)
Net cash provided by operating activities	275,762	216,937

Cash flows from investing activities
Purchases of property, plant, and equipment	(17,552)	(22,623)
Acquisitions, net of cash acquired	(61,636)	—
Proceeds from sale of property, plant, and equipment	311	13
Proceeds from short-term investments	25,000	—
Net cash used in investing activities	(53,877)	(22,610)

Cash flows from financing activities
Proceeds from revolving credit facility	—	144,100
Payments on revolving credit facility	—	(144,100)
Proceeds from issuance of long-term debt	2,886	3,320
Payments of long-term debt	(129,971)	(9,325)
Proceeds from issuance of short-term notes payable	6,340	6,130
Payments of short-term notes payable	(4,676)	(5,174)
Other, net	(427)	(149)
Net cash used in financing activities	(125,848)	(5,198)

Effect of exchange rate changes on cash and cash equivalents	50	(1,061)
Change in cash and cash equivalents	96,087	188,068
Cash and cash equivalents, beginning of period	178,097	56,177
Cash and cash equivalents, end of period	$274,184	$244,245

Supplemental disclosures of cash flow information
Cash paid-interest	$47,965	$56,438
Cash paid-income taxes	26,853	14,913
Equipment financed under finance leases	843	—

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 dates. We had equal working days in the three and nine months ended September 28, 2024 and September 30, 2023.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
Recently Issued Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard in the Company's annual report on Form 10-K for the year ended December 31, 2024. In addition to other required disclosures, the Company will disclose cost of goods sold, selling, general and administrative expense (“SG&A”) and research, development and engineering expense (“RD&E”) by segment.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its income tax disclosures and does not intend to early adopt.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Product groups
Residential pool	$200,794	$198,073	$652,697	$646,608
Commercial pool	14,172	9,518	34,259	30,595
Flow control	12,603	12,713	37,575	36,780
Total	$227,569	$220,304	$724,531	$713,983

Geographic
United States	$182,435	$174,317	$562,510	$543,471
Canada	12,533	10,754	47,000	41,655
Europe	16,807	17,495	71,290	72,705
Rest of World	15,794	17,738	43,731	56,152
Total International	45,134	45,987	162,021	170,512
Total	$227,569	$220,304	$724,531	$713,983

4. Inventories
Inventories, net, consist of the following (in thousands):

	September 28, 2024	December 31, 2023
Raw materials	$87,359	$103,559
Work in progress	21,378	15,374
Finished goods	120,626	96,247
Total	$229,363	$215,180

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 28, 2024	December 31, 2023
Selling, promotional and advertising	$47,467	$48,440
Employee compensation and benefits	20,569	16,923
Warranty reserve	20,052	22,154
Inventory purchases	18,097	20,790
Insurance reserve	10,837	9,450
Operating lease liability - short term	9,062	7,828
Payroll taxes	4,155	1,700
Freight	4,019	6,034
Short-term notes payable	3,956	2,292
Deferred income	2,197	4,021
Professional fees	2,140	1,449
Taxes - non income	1,582	679
Business restructuring costs	659	1,690
Other accrued liabilities	14,917	12,093
Total	$159,709	$155,543

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	23,357
Accrual for warranties issued during the period	11,637
Payments	(10,124)
Balance at June 29, 2024	24,870
Acquisitions	1,105
Accrual for warranties issued during the period	9,167
Payments	(15,090)
Balance at September 28, 2024	$20,052

Balance at December 31, 2022	$19,652
Accrual for warranties issued during the period	5,424
Payments	(7,076)
Balance at April 1, 2023	18,000
Accrual for warranties issued during the period	10,135
Payments	(11,309)
Balance at July 1, 2023	16,826
Accrual for warranties issued during the period	16,382
Payments	(16,172)
Balance at September 30, 2023	$17,036

Warranty expenses for the three and nine months ended September 28, 2024 were $9.2 million and $29.0 million, respectively, and $16.4 million and $31.9 million, respectively, for the three and nine months ended September 30, 2023.

6. Income Taxes
The Company’s effective tax rate for the three months ended September 28, 2024 and September 30, 2023 was 21.1% and (23.7)%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and return-to-provision adjustments in the three months ended September 30, 2023.
The Company’s effective tax rate for the nine months ended September 28, 2024 and September 30, 2023 was 20.9% and 19.9%, respectively. The change in the Company’s effective tax rate was primarily due to a decrease in excess tax benefit from stock compensation and the release of the valuation allowance against foreign tax credit carryovers in the nine months ended September 30, 2023, partially offset with a change to the Company's permanent reinvestment assertion for one jurisdiction in the nine months ended September 30, 2023.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were no uncertain tax positions at September 28, 2024 or December 31, 2023.
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
7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	September 28, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$970,000	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	11,267	8,775
Finance lease obligations	2,800	4,729
Subtotal	984,067	1,111,942
Less: Current portion of the long-term debt	(14,079)	(15,088)
Less: Unamortized debt issuance costs	(10,082)	(17,574)
Total	$959,906	$1,079,280

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
The Company’s First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2024 based on the First Lien Leverage Ratio as of December 31, 2023 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of September 28, 2024, the Company was in compliance with all covenants under the Credit Facilities.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of September 28, 2024 and December 31, 2023, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt. During the three months ended September 28, 2024, the Company entered into interest rate swap agreements with a notional amount of $250.0 million that will become effective in March 2025 and replace existing swap agreements with a notional amount of $250.0 million that had March 2025 maturity dates. These new agreements mature in March 2028.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended September 28, 2024 and September 30, 2023, the Company recognized $0.6 million of expense and $1.2 million of income, respectively, and for the nine months ended September 28, 2024 and September 30, 2023, the Company recognized $0.3 million of income and $0.3 million of expense, respectively in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within the Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	September 28, 2024				December 31, 2023
Interest rate swaps	$2,084	$9,435	$—	$2,976	$—	$21,398	$—	$445
Foreign exchange contracts	—	—	394	—	227	—	872	—
Total	$2,084	$9,435	$394	$2,976	$227	$21,398	$872	$445

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate swaps (3)	$(9,542)	$5,244	$4,372	$4,284	Interest expense, net

(1) The tax benefit and expense, respectively, on the gain (loss) recognized in AOCI for the three months ended September 28, 2024 and September 30, 2023 was $2.4 million and $0.2 million, respectively.

(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended September 28, 2024 and September 30, 2023 was $1.1 million and $1.1 million, respectively.
(3) The Company estimates that $6.6 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.
	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate swaps	$716	$12,753	$13,127	$11,191	Interest expense, net
(1) The tax expense on the gain recognized in AOCI for the nine months ended September 28, 2024 and September 30, 2023 was $0.2 million and $0.4 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the nine months ended September 28, 2024 and September 30, 2023 was $3.3 million and $2.8 million, respectively.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

are categorized as Level 1. The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	September 28, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,519	$—	$11,519	$—	$21,398	$—	$21,398
Foreign exchange contracts	—	—	—	—	—	227	—	227
Supplemental Retirement Plan assets	7,551	—	—	7,551	5,910	—	—	5,910
Liabilities:
Interest rate swaps	$—	$2,976	$—	$2,976	$—	$445	$—	$445
Foreign exchange contracts	—	394	—	394	—	872	—	872
Supplemental Retirement Plan liabilities	7,551	—	—	7,551	5,910	—	—	5,910
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	September 28, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$—	$—	$25,000	$25,000
Liabilities:
Long-term debt and related current maturities	$970,000	$973,036	$1,098,438	$1,098,422

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	September 28, 2024			September 30, 2023
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$194,968	$32,601	$227,569	$185,070	$35,234	$220,304
Segment income	51,569	2,475	54,044	40,108	6,413	46,521
Capital expenditures (1)	6,240	579	6,819	6,524	120	6,644
Depreciation and amortization (1)(2)	6,081	271	6,352	5,765	246	6,011
Intersegment sales	4,093	66	4,159	1,734	79	1,813

	Nine Months Ended			Nine Months Ended
	September 28, 2024			September 30, 2023
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$609,510	$115,021	$724,531	$585,126	$128,857	$713,983
Segment income	166,646	16,800	183,446	144,346	25,647	169,993
Capital expenditures (1)	15,701	1,806	17,507	21,110	1,082	22,192
Depreciation and amortization (1)(2)	17,493	791	18,284	16,978	694	17,672
Intersegment sales	17,108	126	17,234	9,453	187	9,640

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total segment income	$54,044	$46,521	$183,446	$169,993
Corporate expense, net	11,907	6,741	27,233	21,265
Acquisition and restructuring related expense	1,145	3,348	2,488	6,220
Amortization of intangible assets	7,576	7,523	21,425	22,777
Operating income	33,416	28,909	132,300	119,731
Interest expense, net	13,209	17,448	48,600	55,939
Loss on debt extinguishment	—	—	4,926	—
Other (income) expense, net	(705)	1,932	(1,989)	1,798
Total other expense	12,504	19,380	51,537	57,737
Income from operations before income taxes	$20,912	$9,529	$80,763	$61,994

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income attributable to common stockholders	$16,501	$11,788	$63,922	$49,651

Weighted average number of common shares outstanding, basic	215,231,886	213,416,502	214,836,643	212,933,763
Effect of dilutive securities(a)	6,204,320	7,446,726	6,414,712	7,700,469
Weighted average number of common shares outstanding, diluted	221,436,206	220,863,228	221,251,355	220,634,232

Earnings per share attributable to common stockholders, basic	$0.08	$0.06	$0.30	$0.23
Earnings per share attributable to common stockholders, diluted	$0.07	$0.05	$0.29	$0.23
(a) For the three months ended September 28, 2024 and September 30, 2023 there were potential common shares totaling approximately 2.5 million and 2.9 million, respectively, and for the nine months ended September 28, 2024 and September 30, 2023, there were potential common shares totaling approximately 2.5 million and 2.8 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. The complaints seek unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granted the lead plaintiff leave to file an amended complaint within 30 days.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Contingencies
In September 2024, certain equipment and inventory of the Company located at a supplier’s facility experienced water damage following Hurricane Helene. The Company is pursuing alternative arrangements and does not expect this to have a material effect on the Company’s operations or financial condition.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,507	$885
Finance leases	843	—
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 28, 2024	December 31, 2023
Operating leases
Other non-current assets	$57,876	$58,638
Accrued expenses and other liabilities	9,062	7,828
Other non-current liabilities	56,504	58,642
Total operating lease liabilities	65,566	66,470

Finance leases
Property, plant and equipment	9,712	10,858
Accumulated depreciation	(2,891)	(2,415)
Property, plant and equipment, net	6,821	8,443

Current maturities of long-term debt	1,878	2,121
Long-term debt	922	2,608
Total finance lease liabilities	$2,800	$4,729

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
Dividends paid
For the three and nine months ended September 28, 2024 and September 30, 2023, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended September 28, 2024 under the Share Repurchase Program. As of September 28, 2024, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and nine months ended September 28, 2024 was $2.7 million and $7.3 million, respectively, and $2.6 million and $6.7 million, respectively, for the three and nine months ended September 30, 2023.
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
During the nine months ended September 28, 2024, the Company granted 781,719 time-based restricted stock units and 304,518 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $14.01 and $14.17, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Business restructuring costs	$444	$3,348	$1,232	$5,426
Acquisition transaction and integration costs	701	—	1,256	794
Total	$1,145	$3,348	$2,488	$6,220
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three and nine months ended September 28, 2024, the Company incurred zero and $0.7 million, respectively, of expense related to the programs, which include severance and employee benefit costs, as well as other direct separation benefit costs. The impacted employees must remain with the Company through their planned exit date to receive each of the severance and retention amounts. Such costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.
During the three months ended September 28, 2024, the Company incurred $0.4 million of costs to finalize actions initiated in prior years.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of September 28, 2024
One-time termination benefits	$2,353	$488	$(2,101)	$—	$740
Facility-related	—	182	(182)	—	—
Other	6	562	(456)	67	179
Total	$2,359	$1,232	$(2,739)	$67	$919

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

		2023 Activity
	Liability as of December 31, 2022	Costs Recognized	Cash Payments	Liability as of September 30, 2023
One-time termination benefits	$2,422	$4,894	$(3,731)	$3,585
Other	—	532	(470)	62
Total	$2,422	$5,426	$(4,201)	$3,647

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
The consideration paid net of cash acquired was $61.6 million. The purchase price was funded with cash on hand. For the three and nine months ended September 28, 2024, transaction expenses recognized for the acquisition were $0.7 million and $1.3 million, respectively. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations.
The purchase price allocation is preliminary and subject to change as the Company finalizes the valuation of goodwill, intangible assets, inventory and leases, in addition to identifying and recording all other assets and liabilities and contingencies. Preliminary estimates will be finalized within one year of the date of acquisition. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, including measurement period adjustments recorded through September 28, 2024 (in thousands):

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
	As of June 26, 2024		As of September 28, 2024
Cash and cash equivalents	$3,898	$134	$4,032
Receivables	3,701	(730)	2,971
Inventory	8,978	582	9,560
Prepaid expenses and other current assets	269	830	1,099
Property, plant and equipment	37	—	37
Other assets	2,565	—	2,565
Net Investment in Lease	1,867	5,449	7,316
Intangible assets	31,550	(3,075)	28,475
Accounts payable and accrued liabilities	(4,302)	(3,046)	(7,348)
Deferred tax liabilities	—	(1,810)	(1,810)
Total identifiable net assets acquired	48,563	(1,666)	46,897
Goodwill	17,835	936	18,771
Preliminary purchase price	$66,398	$(730)	$65,668

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated preliminary fair value and useful lives of the identifiable intangible assets are as follows:

	Estimated Useful Lives	Estimated Amounts
	(in years)	(in thousands)
Finite lived intangible assets
Tradename	15	$2,600
Customer relationships	15	21,200
Developed technology	10	4,600
Noncompete agreements	5	75
Total		$28,475

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

Pro forma results of operations including ChlorKing have not been presented as the impact of ChlorKing on the Company's consolidated financial results is not material.

17. Related-Party Transactions
During the three and nine months ended September 28, 2024 and September 30, 2023, the Company did not incur any significant related-party transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.

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
NAM accounted for 86% and 84% of total net sales for the three months ended September 28, 2024 and September 30, 2023, respectively, and E&RW accounted for 14% and 16% of total net sales for the three months ended September 28, 2024 and September 30, 2023, respectively.
NAM accounted for 84% and 82% of total net sales for the nine months ended September 28, 2024 and September 30, 2023, respectively, and E&RW accounted for 16% and 18% of total net sales for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and nine months ended September 28, 2024 and the three and nine months ended September 30, 2023 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 date. This resulted in no difference in working days for the three and nine months ended September 28, 2024 compared to the respective 2023 periods. Throughout this discussion we may refer to the three months ended September 28, 2024 and the three months ended September 30, 2023 as the “Third Quarter” and “Comparable Quarter,” respectively.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season, and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2024 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2025. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Geopolitical Events
Geopolitical conflicts around the world have created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World (“E&RW”),” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and nine months ended September 28, 2024 and September 30, 2023 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$227,569	$220,304	$724,531	$713,983
Cost of sales	114,474	114,893	361,770	374,171
Gross profit	113,095	105,411	362,761	339,812
Selling, general and administrative expense	64,509	59,454	187,678	172,057
Research, development and engineering expense	6,449	6,177	18,870	19,027
Acquisition and restructuring related expense	1,145	3,348	2,488	6,220
Amortization of intangible assets	7,576	7,523	21,425	22,777
Operating income	33,416	28,909	132,300	119,731
Interest expense, net	13,209	17,448	48,600	55,939
Loss on debt extinguishment	—	—	4,926	—
Other (income) expense, net	(705)	1,932	(1,989)	1,798
Total other expense	12,504	19,380	51,537	57,737
Income from operations before income taxes	20,912	9,529	80,763	61,994
Provision (benefit) for income taxes	4,411	(2,259)	16,841	12,343
Net income	$16,501	$11,788	$63,922	$49,651
Adjusted EBITDA (a)	$51,093	$47,211	$178,748	$171,618
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $227.6 million for the three months ended September 28, 2024 from $220.3 million for the three months ended September 30, 2023, an increase of $7.3 million, or 3.3%. See the segment discussion below for further information.
Net sales increased to $724.5 million for the nine months ended September 28, 2024 from $714.0 million for the nine months ended September 30, 2023, an increase of $10.5 million, or 1.5%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Volume	(4.7)%	(2.0)%
Price, net of discounts and allowances	5.6%	2.8%
Acquisitions	2.5%	0.8%
Currency and other	(0.1)%	(0.1)%
Total	3.3%	1.5%
The net sales increase for the three and nine months ended September 28, 2024 was driven by an increase in net price and the favorable impact from acquisitions, partially offset by a decline in volume.

The net sales increase for the three months ended September 28, 2024 was driven by positive net price including normalized allowances and discounts and the positive impact from acquisitions, partially offset by reduced volumes. The decrease in volume resulted from market declines in the Middle East and Asia and lower new construction and remodel activity in the U.S..
The net sales increase for the nine months ended September 28, 2024 was driven by positive net price and the positive impact from acquisitions, partially offset by reduced volumes. The decrease in volume resulted from market declines in the Middle East and Asia and lower new construction and remodel activity in the U.S.
Gross profit and gross profit margin
Gross profit increased to $113.1 million for the three months ended September 28, 2024 from $105.4 million for the three months ended September 30, 2023, an increase of $7.7 million, or 7.3%.
Gross profit margin increased to 49.7% for the three months ended September 28, 2024 compared to 47.8% for the three months ended September 30, 2023, an increase of 190 basis points, driven by operational efficiencies in our manufacturing facilities and net price increases including normalized allowances and discounts, partially offset by a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of ChlorKing HoldCo, LLC and related entities ("ChlorKing") and a discrete inventory adjustment in Europe.
Gross profit increased to $362.8 million for the nine months ended September 28, 2024 from $339.8 million for the nine months ended September 30, 2023, an increase of $23.0 million, or 6.8%.
Gross profit margin increased to 50.1% for the nine months ended September 28, 2024 compared to 47.6% for the nine months ended September 30, 2023, an increase of 250 basis points, primarily due to operational efficiencies, net price increases and management of our manufacturing costs.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $64.5 million for the three months ended September 28, 2024 from $59.5 million for the three months ended September 30, 2023, an increase of $5.0 million, or 8.5%, primarily due to higher salary costs driven by wage inflation and investments in our customer care and selling teams, discrete legal expenses, and increased professional service costs.
As a percentage of net sales, SG&A increased to 28.3% for the three months ended September 28, 2024 as compared to 27.0% for the three months ended September 30, 2023, an increase of 130 basis points, driven by the factors discussed above.
SG&A increased to $187.7 million for the nine months ended September 28, 2024 from $172.1 million for the nine months ended September 30, 2023, an increase of $15.6 million, or 9.1%, driven by higher incentive compensation, higher salary costs driven by wage inflation and investments in our customer care and selling teams, discrete legal expenses, partially offset by decreased warranty costs.
As a percentage of net sales, SG&A increased to 25.9% for the nine months ended September 28, 2024 as compared to 24.1% for nine months ended September 30, 2023, an increase of 180 basis points, due to the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $6.4 million for the three months ended September 28, 2024 from $6.2 million for the three months ended September 30, 2023, primarily as a result of timing of projects compared to the three months ended September 30, 2023. RD&E spend continues to be focused on new product development.
As a percentage of net sales, RD&E was 2.8% for the three months ended September 28, 2024, which was unchanged compared to 2.8% for the three months ended September 30, 2023.
RD&E remained relatively consistent at $18.9 million for the nine months ended September 28, 2024 compared with $19.0 million for the nine months ended September 30, 2023. As a percentage of net sales, RD&E was 2.6% for the nine months ended September 28, 2024 compared to 2.7% for the nine months ended September 30, 2023, a decrease of 10 basis points.
Acquisition and restructuring related expense
For the three months ended September 28, 2024, we incurred $1.1 million of acquisition and restructuring related expense as compared to $3.3 million of expense for the three months ended September 30, 2023. The expense in the Third Quarter was primarily driven by costs associated with the acquisition of the ChlorKing business, compared to the Comparable Quarter which was primarily related to severance and retention costs associated with the centralization and consolidation of operations in Europe, along with the relocation of the corporate headquarters from New Jersey to North Carolina.
For the nine months ended September 28, 2024, we incurred $2.5 million of acquisition and restructuring related expense as compared to $6.2 million of expense for the nine months ended September 30, 2023. The nine months ended September 28, 2024 primarily included costs associated with the centralization and consolidation of operations in Europe and costs related to the acquisition of the ChlorKing business. The acquisition and restructuring related expenses in the nine months ended September 30, 2023 primarily included severance and employee benefit costs as part of the corporate headquarters relocation and costs associated with the centralization and consolidation of operations in Europe.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three months ended September 28, 2024, amortization of intangible assets increased by $0.1 million compared to the three months ended September 30, 2023 due to the amortization of the intangible assets acquired as part of the acquisition of ChlorKing.
For the nine months ended September 28, 2024, amortization of intangible assets decreased $1.4 million compared to the nine months ended September 30, 2023 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three and nine months ended September 28, 2024, operating income increased $4.5 million and $12.6 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $13.2 million for the three months ended September 28, 2024 from $17.4 million for the three months ended September 30, 2023.
Interest expense, net, for the three months ended September 28, 2024 consisted of $15.9 million of interest expense on the outstanding debt and $1.0 million of amortization of deferred financing fees, partially offset by $3.7 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.78% for the three months ended September 28, 2024.
Interest expense, net, for the three months ended September 30, 2023 consisted of $19.2 million of interest expense on the outstanding debt and $1.2 million of amortization of deferred financing fees, partially offset by $3.0 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.34% for the three months ended September 30, 2023.
Interest expense, net, decreased by $4.2 million for the Third Quarter compared to the Comparable Quarter, primarily due to the repayment of the Incremental Term Loan B principal balance in April 2024 and higher interest income on cash investment balances.
For the nine months ended September 28, 2024, interest expense, net, decreased to $48.6 million from $55.9 million for the nine months ended September 30, 2023.
Interest expense, net, for the nine months ended September 28, 2024 consisted of $52.3 million of interest on the outstanding debt and $3.2 million of amortization of deferred financing fees, partially offset by $6.9 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.00% for the nine months ended September 28, 2024.
Interest expense, net, for the nine months ended September 30, 2023 consisted of $56.5 million of interest on the outstanding debt and $3.5 million of amortization of deferred financing fees, partially offset by $4.1 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.02% for the nine months ended September 30, 2023.
Interest expense, net, decreased by $7.3 million for the nine months ended September 28, 2024 compared to the prior year period primarily due to the repayment of the Incremental Term Loan B principal balance and interest income on cash investment balances.

Loss on extinguishment of debt
The $4.9 million loss on extinguishment of debt for the nine months ended September 28, 2024 was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024. There was no loss on extinguishment of debt for the three and nine months ended September 30, 2023.
Provision for income taxes
We incurred income tax expense of $4.4 million for the three months ended September 28, 2024 compared to an income tax benefit of $2.3 million for the three months ended September 30, 2023, an increase of $6.7 million, or 295.3%.
The increase in the Company’s effective tax rate from (23.7)% for the three months ended September 30, 2023 to 21.1% for the three months ended September 28, 2024 was primarily due to the exercise of stock options, the release of the valuation allowance against foreign tax credit carryovers and return-to-provision adjustments during the Comparable Quarter.
We incurred income tax expense of $16.8 million for the nine months ended September 28, 2024 compared to income tax expense of $12.3 million for the nine months ended September 30, 2023, an increase of $4.5 million, or 36.4%.
The increase in the Company’s effective tax rate from 19.9% for the nine months ended September 30, 2023 to 20.9% for the nine months ended September 28, 2024 was primarily due to a decrease in excess tax benefit from stock compensation and the release of the valuation allowance against foreign tax credit carryovers in the prior year period, partially offset with the change to the Company's permanent reinvestment assertion for one jurisdiction in the prior-year period.
Net income and net income margin
As a result of the foregoing, net income increased $4.7 million and $14.3 million for the three and nine months ended September 28, 2024, respectively.
Net income margin increased to 7.3% for the three months ended September 28, 2024 compared to 5.4% for the three months ended September 30, 2023, an increase of 190 basis points.
Net income margin increased to 8.8% for the nine months ended September 28, 2024 compared to 7.0% for the nine months ended September 30, 2023, an increase of 180 basis points.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $51.1 million for the three months ended September 28, 2024 from $47.2 million for the three months ended September 30, 2023, an increase of $3.9 million, or 8.2%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 22.5% for the three months ended September 28, 2024 compared to 21.4% for the three months ended September 30, 2023, an increase of 110 basis points.
Adjusted EBITDA increased to $178.7 million for the nine months ended September 28, 2024 from $171.6 million for the nine months ended September 30, 2023, an increase of $7.1 million or 4.2%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 24.7% for the nine months ended September 28, 2024 compared to 24.0% for the nine months ended September 30, 2023, an increase of 70 basis points, due to the factors described above.
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

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$194,968	$185,070	$609,510	$585,126
Gross profit	$101,877	$91,456	$319,184	$288,911
Gross profit margin %	52.3%	49.4%	52.4%	49.4%
Segment income	$51,569	$40,108	$166,646	$144,346
Segment income margin %	26.4%	21.7%	27.3%	24.7%
Adjusted segment income (a)	$59,461	$46,063	$186,038	$162,244
Adjusted segment income margin % (a)	30.5%	24.9%	30.5%	27.7%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $195.0 million for the three months ended September 28, 2024 from $185.1 million for the three months ended September 30, 2023, an increase of $9.9 million, or 5.3%.
Net sales increased to $609.5 million for the nine months ended September 28, 2024 from $585.1 million for the nine months ended September 30, 2023, an increase of $24.4 million, or 4.2%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Volume	(3.8)%	0.2%
Price, net of allowances and discounts	6.3%	3.1%
Acquisitions	3.0%	1.0%
Currency and other	(0.2)%	(0.1)%
Total	5.3%	4.2%
The net sales increase for the three months ended September 28, 2024 was driven by positive net price including normalized allowances and discounts, the positive impact from acquisitions and volume growth in Canada, partially offset by a decline in volume in the US due to lower new construction and remodels.
The net sales increase for the nine months ended September 28, 2024 was driven primarily by increases in price and acquisitions.
Gross profit and gross profit margin
Gross profit increased to $101.9 million for the three months ended September 28, 2024 from $91.5 million for the three months ended September 30, 2023, an increase of $10.4 million, or 11.4%.

Gross profit margin increased to 52.3% for the three months ended September 28, 2024 from 49.4% for the three months ended September 30, 2023, an increase of 290 basis points. Gross margin increased due to operational efficiencies in our manufacturing facilities and normalized allowances and discounts, partially offset by a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business.
Gross profit increased to $319.2 million for the nine months ended September 28, 2024 from $288.9 million for the nine months ended September 30, 2023, an increase of $30.3 million, or 10.5%.
Gross profit margin increased to 52.4% for the nine months ended September 28, 2024 from 49.4% for the nine months ended September 30, 2023, an increase of 300 basis points. Gross margin increased due to operational efficiencies in our manufacturing facilities and net price increases including normalized allowances and discounts, partially offset by a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business.
Segment income and segment income margin
Segment income increased to $51.6 million for the three months ended September 28, 2024 from $40.1 million for the three months ended September 30, 2023, an increase of $11.5 million, or 28.6%. This was primarily driven by an increase in sales and gross profit as discussed above.
Segment income margin increased to 26.4% for the three months ended September 28, 2024 from 21.7% for the three months ended September 30, 2023, an increase of 470 basis points. The increase was driven by the increase in net sales and gross profit as discussed above.
Segment income increased to $166.6 million for the nine months ended September 28, 2024 from $144.3 million for the nine months ended September 30, 2023, an increase of $22.3 million, or 15.4%. This was primarily attributable to the increase in net sales and gross profit as discussed above, partially offset by higher SG&A expense due to increased administrative costs and investments in our customer care and selling teams.
Segment income margin increased to 27.3% for the nine months ended September 28, 2024 from 24.7% for the nine months ended September 30, 2023, an increase of 260 basis points, primarily resulting from higher gross profit as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $59.5 million for the three months ended September 28, 2024 from $46.1 million for the three months ended September 30, 2023, an increase of $13.4 million, or 29.1%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 30.5% for the three months ended September 28, 2024 from 24.9% for the three months ended September 30, 2023, an increase of 560 basis points.
Adjusted segment income increased to $186.0 million for the nine months ended September 28, 2024 from $162.2 million for the nine months ended September 30, 2023, an increase of $23.8 million or 14.7%. This was driven by the increased segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 30.5% for the nine months ended September 28, 2024 from 27.7% for the nine months ended September 30, 2023, an increase of 280 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.

Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$32,601	$35,234	$115,021	$128,857
Gross profit	$11,218	$13,955	$43,577	$50,901
Gross profit margin %	34.4%	39.6%	37.9%	39.5%
Segment income	$2,475	$6,413	$16,800	$25,647
Segment income margin %	7.6%	18.2%	14.6%	19.9%
Adjusted segment income (a)	$2,746	$6,670	$17,601	$26,375
Adjusted segment income margin % (a)	8.4%	18.9%	15.3%	20.5%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales decreased to $32.6 million for the three months ended September 28, 2024 from $35.2 million for the three months ended September 30, 2023, a decrease of $2.6 million, or 7.5%.
Net sales decreased to $115.0 million for the nine months ended September 28, 2024 from $128.9 million for the nine months ended September 30, 2023, a decrease of $13.9 million, or 10.7%.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Volume	(9.6)%	(11.8)%
Price, net of allowances and discounts	1.8%	1.2%
Currency and other	0.3%	(0.1)%
Total	(7.5)%	(10.7)%
The decrease for the three and nine months ended September 28, 2024 in net sales was primarily due to a decline in volume, partially offset by the favorable impact of net price. The decline in volume in the three and nine months ended September 28, 2024 is driven primarily by market declines in the Middle East and Asia.
Gross profit and Gross profit margin
Gross profit decreased to $11.2 million for the three months ended September 28, 2024 from $14.0 million for the three months ended September 30, 2023, a decrease of $2.8 million, or 19.6%.
Gross profit margin decreased to 34.4% for the three months ended September 28, 2024 from 39.6% for the three months ended September 30, 2023, a decrease of 520 basis points, primarily driven by lower operating leverage on lower volumes, a discrete inventory adjustment and unfavorable mix, partially offset by higher net price.
Gross profit decreased to $43.6 million for the nine months ended September 28, 2024 from $50.9 million for the nine months ended September 30, 2023, a decrease of $7.3 million, or 14.4%.
Gross profit margin decreased to 37.9% for the nine months ended September 28, 2024 from 39.5% for the nine months ended September 30, 2023, a decrease of 160 basis points, primarily driven by lower operating leverage and unfavorable mix due to the geopolitical conflicts in the Middle East.
Segment income and Segment income margin
Segment income decreased to $2.5 million for the three months ended September 28, 2024 from $6.4 million for the three months ended September 30, 2023, a decrease of $3.9 million, or 61.4%. This was primarily driven by a decrease in sales and gross profit as discussed above.
Segment income margin decreased by 1,060 basis points from 18.2% for the three months ended September 30, 2023 to 7.6% for the three months ended September 28, 2024, resulting from lower operating expense leverage and unfavorable mix.

Segment income decreased to $16.8 million for the nine months ended September 28, 2024 from $25.6 million for the nine months ended September 30, 2023, a decrease of $8.8 million, or 34.5%. This was driven by the factors discussed above.
Segment income margin decreased by 530 basis points, to 14.6% for the nine months ended September 28, 2024 as compared to 19.9% for the same period year over year.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $2.7 million for the three months ended September 28, 2024 from $6.7 million for the three months ended September 30, 2023, a decrease of $4.0 million or 58.8%. This was primarily driven by the decreased sales after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 8.4% for the three months ended September 28, 2024 from 18.9% for the three months ended September 30, 2023, a decrease of 1,050 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Adjusted segment income decreased to $17.6 million for the nine months ended September 28, 2024 from $26.4 million for the nine months ended September 30, 2023, a decrease of $8.8 million or 33.3%. This was primarily driven by the decreased sales after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 15.3% for the nine months ended September 28, 2024 from 20.5% for the nine months ended September 30, 2023, a decrease of 520 basis points. Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 28, 2024 and September 30, 2023:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$16,501	$11,788	$63,922	$49,651
Depreciation	4,862	4,428	13,929	13,018
Amortization	9,253	9,260	26,299	27,803
Interest expense, net	13,209	17,448	48,600	55,939
Income taxes	4,411	(2,259)	16,841	12,343
Loss on debt extinguishment	—	—	4,926	—
EBITDA	48,236	40,665	174,517	158,754
Stock-based compensation (a)	136	269	556	1,001
Currency exchange items (b)	(344)	145	(470)	1,276
Acquisition and restructuring related expense, net (c)	1,145	3,348	2,488	6,220
Other (d)	1,920	2,784	1,657	4,367
Total Adjustments	2,857	6,546	4,231	12,864
Adjusted EBITDA	$51,093	$47,211	$178,748	$171,618

Net income margin	7.3%	5.4%	8.8%	7.0%
Adjusted EBITDA margin	22.5%	21.4%	24.7%	24.0%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended September 28, 2024 are primarily driven by $0.7 million of transaction and integration costs associated with the acquisition of the ChlorKing business and $0.4 million of costs to finalize actions initiated in prior years. Adjustments in the three months ended September 30, 2023 are primarily driven by $1.9 million of separation costs associated with the centralization and consolidation of operations in Europe and $1.5 million of costs associated with the relocation of the corporate headquarters.

Adjustments in the nine months ended September 28, 2024 are primarily driven by $1.3 million of transaction and integration costs associated with the acquisition of ChlorKing, $0.7 million of separation and other costs associated with the centralization and consolidation of operations in Europe and $0.4 million of costs to finalize actions initiated in prior years. Adjustments in the nine months ended September 30, 2023 are primarily driven by $2.1 million of costs associated with the relocation of the corporate headquarters, $1.9 million of separation costs associated with the centralization and consolidation of operations in Europe, $1.3 million of separation costs associated with the enterprise cost-reduction program initiated in 2022 and $0.8 million of integration costs from prior acquisitions.
(d)	Adjustments in the three months ended September 28, 2024 are primarily driven by a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.3 million of costs incurred related to litigation. Adjustments in the three months ended September 30, 2023 primarily include $1.9 million of costs related to inventory and fixed assets as part of the centralization and consolidation of operations in Europe and $0.8 million of costs incurred related to the selling stockholder offerings of shares during 2023, which are reported in SG&A in the unaudited condensed consolidated statement of operations

Adjustments in the nine months ended September 28, 2024 are primarily driven by a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.5 million of costs incurred related to litigation, partially offset by $0.5 million of gains on the sale of assets. Adjustments in the nine months ended September 30, 2023 primarily includes $1.9 million of costs related to inventory and fixed assets as part of the centralization of operations in Europe, $1.5 million of costs associated with follow-on equity offerings, $0.4 million of transitional expenses incurred to enable go-forward public company regulatory compliance and other miscellaneous items the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

NAM	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment income	$51,569	$40,108	$166,646	$144,346
Depreciation	4,404	4,027	12,619	11,952
Amortization	1,677	1,738	4,874	5,026
Stock-based compensation	107	75	176	417
Other (a)	1,704	115	1,723	503
Total adjustments	7,892	5,955	19,392	17,898
Adjusted segment income	$59,461	$46,063	$186,038	$162,244

Segment income margin	26.4%	21.7%	27.3%	24.7%
Adjusted segment income margin	30.5%	24.9%	30.5%	27.7%

(a)	The three months ended September 28, 2024 primarily includes a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business. The three months ended September 30, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.

The nine months ended September 28, 2024 primarily includes a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business. The nine months ended September 30, 2023 includes miscellaneous items the Company believes are not representative of its ongoing business operations.
Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

E&RW	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment income	$2,475	$6,413	$16,800	$25,647
Depreciation	271	246	791	694
Amortization	—	—	—	—
Stock-based compensation	—	11	10	34
Total Adjustments	271	257	801	728
Adjusted segment income	$2,746	$6,670	$17,601	$26,375

Segment income margin	7.6%	18.2%	14.6%	19.9%
Adjusted segment income margin	8.4%	18.9%	15.3%	20.5%

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
Unrestricted cash and cash equivalents totaled $274.2 million as of September 28, 2024, which is an increase of $96.1 million from $178.1 million at December 31, 2023.

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
Accounts Receivable Sales
On July 3, 2024, we entered into a Receivables Purchase Agreement under which we may offer to sell eligible accounts receivable. The agreement is uncommitted and the eligible accounts receivable to be sold under the agreement consist of up to $125 million in accounts receivable generated by sales to specified customers of the Company. The Company will be paid a discounted purchase price for each receivable sold. The discount rate used to determine the purchase price for the subject receivables is based upon an annual interest rate equal to the forward-looking term rate based on the secured overnight financing rate for the period of time between payment to the Company and the due date for the receivable plus a buffer period specific to the obligor, plus a margin applicable to the specified obligor.
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the unaudited condensed consolidated statements of operations. During the three months ended September 28, 2024, there were immaterial proceeds from the sale of receivables under the Receivables Purchase Agreement.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of September 28, 2024, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
First Lien Term Facility, due May 28, 2028	$970,000	$975,000
Incremental B First Lien Term Facility, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	11,267	8,775
Finance lease obligations	2,800	4,729
Subtotal	984,067	1,111,942
Less: Current portion of the long-term debt	(14,079)	(15,088)
Less: Unamortized debt issuance costs	(10,082)	(17,574)
Total	$959,906	$1,079,280

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. Accounts receivable for customers whose receivables are eligible for purchase under the Receivables Purchase Agreement, regardless of whether any amount of outstanding accounts receivable with those specific customers have been sold under the Receivables Purchase Agreement, are not eligible accounts receivable under the ABL Facility. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $21.9 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
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
For the three months ended September 28, 2024, the average borrowing base under the ABL Facility was $109.2 million and the average loan balance outstanding was zero. As of September 28, 2024, the loan balance was zero with a borrowing availability of $113.7 million.
For the nine months ended September 28, 2024, the average borrowing base under the ABL Facility was $237.4 million and the average loan balance outstanding was zero.
First Lien Term Facilities
On May 22, 2023, the Company entered into the Fifth Amendment to the Company's First Lien Credit Agreement (the “First Lien Term Facility” and, together with the ABL Facility, the “Credit Facilities”) to replace the LIBOR based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. For a portion of the Comparable Quarter and the nine months ended September 30, 2023, the borrowings under the First Lien Term Facility bore interest at a rate equal to LIBOR or a base rate plus an applicable margin of 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage ratio is less than 2.5x.
The First Lien Term Facility also included an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B bore interest at an annual floating rate based on a forward-looking rate of the Secured Overnight Financing Rate (with a 0.50% floor) plus 3.25% and a 0.10% credit spread adjustment. In April 2024, the Company used $123.1 million of cash on hand to fund voluntary principal prepayments of the Incremental Term Loan B. As a result of these prepayments, the Company had zero aggregate principal outstanding on the Incremental Term Loan B as of September 28, 2024.
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
As of September 28, 2024, the balance outstanding under the First Lien Term Facility was $970.0 million.
For the three months ended September 28, 2024, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.51%. The effective interest rate is comprised of 8.01% for interest and 0.29% for financing costs, partially offset by 1.78% for interest income on the interest rate swaps.

For the nine months ended September 28, 2024, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.76%. The effective interest rate is comprised of 8.10% for interest and 0.34% for financing costs, partially offset by 1.68% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of September 28, 2024, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Nine Months Ended
	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$275,762	$216,937
Net cash used in investing activities	(53,877)	(22,610)
Net cash used in financing activities	(125,848)	(5,198)
Effect of exchange rate changes on cash and cash equivalents	50	(1,061)
Change in cash and cash equivalents	$96,087	$188,068
Net cash provided by operating activities
Net cash provided by operating activities increased to $275.8 million for the nine months ended September 28, 2024 from $216.9 million for the nine months ended September 30, 2023, an increase of $58.9 million, or 27.1%. The increase in cash provided was primarily driven by greater cash generated by working capital compared to the prior-year period and due to an increase in net income.
Net cash used in investing activities
Net cash used in investing activities was $53.9 million for the nine months ended September 28, 2024 compared to net cash used in investing activities of $22.6 million for the nine months ended September 30, 2023, a change of $31.3 million, or 138.3%. The increase in cash used in investing activities is driven by the acquisition of the ChlorKing business, partially offset by the proceeds of certificates of deposit investments.
Net cash used in financing activities
Net cash used in financing activities was $125.8 million for the nine months ended September 28, 2024 compared to net cash used in financing activities of $5.2 million for the nine months ended September 30, 2023, a change of $120.6 million, or 2321.1%. The increase in cash used was primarily driven by the prepayment of the Incremental Term Loan B.

Off-Balance Sheet Arrangements
We had $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of each of September 28, 2024 and December 31, 2023.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first nine months of 2024.

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
There have been no material changes in the interest rate risk during the nine months ended September 28, 2024 from what we reported in our Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company and certain of its current directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. The Securities Class Action seeks unspecified monetary damages on behalf of the putative classes and an award of costs and expenses, including reasonable attorneys’ fees. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granted the lead plaintiff leave to file an amended complaint within 30 days.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended September 28, 2024. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of September 28, 2024, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended September 28, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
June 30 – August 3, 2024	—	$—	—	$400,000,000
August 4 – August 31, 2024	—	—	—	400,000,000
September 1 – September 28, 2024	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 28, 2024, certain of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”

We describe the material terms of all such trading plans below.
Kevin Holleran, President, Chief Executive Officer
On August 9, 2024, Kevin Holleran, our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Holleran, acting through a broker, may sell up to an aggregate of 600,000 shares of our common stock. Sales of shares under the plan may only occur from November 11, 2024, to June 13, 2025. The plan is scheduled to terminate on June 13, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Holleran or the broker, or as otherwise provided in the plan.
Eifion Jones, Chief Financial Officer
On August 9, 2024, Eifion Jones, our Senior Vice President, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Jones, acting through a broker, may sell up to an aggregate of 100,000 shares of our common stock. Sales of shares under the plan may only occur from November 8, 2024, to May 30, 2025. The plan is scheduled to terminate on May 30, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Jones or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Receivables Purchase Agreement, dated July 3, 2024, between Hayward Industries, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the Form 8-K filed on July 9, 2024 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of October 29, 2024.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer