Form 10-K
period 2024-12-31
Hayward Holdings, Inc.
filed 2025-02-27
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant as of June 29, 2024 was $1,754,627,091. As of February 25, 2025, there were 215,906,251 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (the “SEC”). Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These forward-looking statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Annual Report on Form 10-K that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and actual results may differ materially from the expectations we describe in our forward-looking statements.
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
•our exposure to credit risk on our accounts receivable;
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
•misuse of our technology-enabled products could lead to reduced sales, liability claims or harm to our reputation;
•the impact of product manufacturing disruptions, including as a result of catastrophic and other events beyond our control;
•tariffs and other trade restrictions could adversely affect our business;
•regulatory changes and developments affecting our current and future products;
•volatility in currency exchange rates and interest rates;
•our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;
•our ability to establish, maintain and effectively enforce intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•the impact of material cost and other inflation;
•our ability to attract and retain senior management and other qualified personnel;
•the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits, impact trade agreements, or address the impacts of climate change;
•the outcome of litigation and governmental proceedings;
•uncertainties related to distribution channel inventory practices and the impact on our net sales volumes;
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
•We are exposed to credit risk on our accounts receivable, particularly during periods when economic conditions worsen.
•We are exposed to political, regulatory, economic, trade and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.
•Past growth may not be indicative of future growth.
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
•We are subject to risks related to exchange rate fluctuations.
•Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
•We may experience cost and other inflation.
•We depend on our ability to attract, develop and retain highly qualified personnel.
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
•Misuse of our technology-enabled products could lead to reduced sales, increased costs, liability claims or harm to our reputation.

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
•Tariffs and other trade restrictions could adversely affect our business and financial results.
•The cost and availability of raw materials could cause our results of operations to suffer.
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
•Violations of domestic and foreign anti-corruption laws could have a material adverse effect on us.
•Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
•Climate change and legal or regulatory responses thereto may have an adverse impact on our business.
•If we are unable to adequately obtain and maintain our intellectual property rights or if we are accused of violating the intellectual property of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
•We may not be able to adequately protect our trademarks.
•We rely on access to intellectual property owned by third parties, so our rights to develop and commercialize certain products are subject to the terms and conditions of licenses granted to us by others.
•We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property that do not belong to them.
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
Hayward Holdings, Inc. was incorporated in Delaware in June 2017 in connection with the acquisition by CCMP Capital Advisors, LP (“CCMP”), MSD Partners, L.P. (a predecessor firm to BDT & MSD Partners) (“MSD Partners”) and Alberta Investment Management Corporation (“AIMCo”), as well as members of management and our board of directors, of our underlying business, which was founded in 1925. We completed our initial public offering of common stock in March 2021. As a result of a series of sales of our common stock by CCMP and AIMCo, we are no longer a “controlled company” within the meaning of the New York Stock Exchange’s corporate governance standards.
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
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). We determined our operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 85% and 15%, and 83% and 17%, of total net sales for Fiscal Year 2024 and the fiscal year ended December 31, 2023 (“Fiscal Year 2023”), respectively. For financial information with respect to our business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12. “Segments and Related Information” of Notes to Consolidated Financial Statements in

this Form 10-K. Item 7 contains information about sales and profits for each segment, and Note 12. “Segments and Related Information” contains information about each segment’s sales, significant segment expenses, capital expenditures, depreciation, and amortization.
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

Customers
We sell our products through a variety of channels to a diverse global trade customer base. The majority of our sales are through specialty distributors, who in turn sell to thousands of pool builders and servicers. The remaining sales are directly to large retailers, pool builders and buying groups. Our two largest customers represented approximately 36% and 11%, respectively, of our net sales in Fiscal Year 2024.
Raw Materials and Suppliers
We maintain longstanding relationships with approximately 640 suppliers. We mainly purchase assembled components such as motors, metal parts, cables and extrusions from our suppliers. We also purchase raw materials, such as resins (ABS, PP, HDPE, PVC), metals (copper, steel, aluminum, titanium, ruthenium) and liner board (packaging), which expose us to changes in commodity pricing and the availability of materials within the global supply chain. We seek to mitigate the effects of fluctuations in commodity prices through our agreements with our suppliers that typically provide for fixed pricing over a three to 12-month period to manage raw material inflation. We have dedicated supply chain employees who manage global sourcing, strategic consolidation and supplier relationships. We typically perform an audit on any new suppliers, and periodically evaluate our existing supplier base to enable maximum service and quality. Our supplier base is “sticky” as suppliers must invest to receive certain approvals, creating an economic incentive to maintain a long and productive relationship.
We have had an average relationship of over 15 years across our top 30 suppliers. We have had a more than 40-year relationship with our top vendor and over 10-year relationships with nine out of our top ten suppliers, with an average of 17 years of supply continuity.
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
Builders, Retailers and Servicers (Direct Sales): We sell to several major builders and retailers, which includes e-commerce customers. These customers are large in scale and are capable of managing their own demand planning and inventory. Builders and retailers who buy directly from us typically cross geographies beyond what many wholesalers can serve.
Buying Groups: We sell to several major buying groups, which are composed of members who are independent businesses. Buying groups receive competitive pricing and special incentives. Members can place orders with the group’s corporate headquarters or order from us directly. We ship directly to member locations.
According to management estimates, in Fiscal Year 2024, approximately 77% of residential pool equipment in the United States was sold through specialty distributors such as Pool Corporation, Heritage Pool Supply Group, and Baystate Pool Supplies. Approximately 18% was sold directly to retailers, and approximately 5% was sold to builders. In Europe, approximately 80% of sales was sold through distributors and 20% are through direct sales.
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
Seasonality
Our business is seasonal with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy”

program that features a price discount and extended payment terms. Shipments for the 2024 Early Buy program began in late third quarter and will continue through approximately the first quarter of 2025. We expect to receive payments for most of these shipments during the second quarter of 2025.
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
For discussion regarding the effects seasonality had on our results of operations in Fiscal Year 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Regarding Our Existing Business.”
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
Intellectual Property
Patents and trademarks are important to our business. As of December 31, 2024, we held approximately 220 issued U.S. patents and 247 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 143 U.S. trademark registrations and 708 foreign trademark registrations covering our marks, brands and products. As of December 31, 2024, we also held approximately 39 pending U.S. patent applications, 53 pending foreign patent applications, 6 pending U.S. trademark applications and 31 pending foreign trademark applications. We also license patents to certain technologies used in our products, such as our pool cleaning and lighting products.
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

Human Capital Resources
As of December 31, 2024, we had approximately 2,080 total full-time equivalent employees of whom approximately 7% are temporary or contract workers. Our total number of temporary and contract workers fluctuates due to business cycles during the year. We believe our ability to maintain a flexible, modular workforce enhances our manufacturing capabilities. Our employees are primarily located in the United States, with about 29% employed at our international locations in Canada, Spain, France, Australia and China. As of December 31, 2024, approximately 8% of our global workforce is represented by a union, all of which employees are located in China. We have relationships with works councils in Spain and France.
As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms, creating a foundation for long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to facilitate a robust process for all employees. We schedule performance discussions for all employees each year and establish clearly defined goals and incentive programs to drive employee performance. In addition, we have implemented a coordinated approach in managing our overall compensation structure and regularly conduct full evaluations of our compensation and incentive programs to be competitive in these areas. We monitor our performance by measuring numerous elements relating to our human capital management efforts, including, but not limited to, employee turnover and time to fill open roles.
Information Systems
We believe that our website and information technology systems are equipped to support the operation of our business, and we use commercially reasonable efforts to maintain and protect our information technology systems. See Item 1C. “Cybersecurity” for information about the Company’s management of risks related to our information technology systems.
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
To enhance our Sustainability performance, we are undertaking an evaluation to set clear, actionable goals for future progress. In our initial steps towards comprehensive sustainability reporting, we published our first data sheet on Sustainability in 2022. We published updated data sheets in both 2023 and 2024, and we are consistently improving the information available on our Sustainability webpage.
Hayward respects, values and celebrates the unique attributes, characteristics and perspectives that make each person who they are, and we believe that the success of our employees determines the success of our business. An inclusive workforce, where individuals can feel a sense of belonging regardless of background, enables different perspectives to be shared and supports a collaborative and engaged company culture.
We believe bringing individuals from a variety of backgrounds together allows us to more effectively address the challenges that may face our organization. Our commitment lies in cultivating a community bonded by our shared values: Care, Respect, Lead and Grow, and collective responsibility fostering the well-being of both individuals and the Company through mutual respect and learning.
Our people are fundamental to our long-term business success. We strive to attract, retain, develop and reward our employees by continuously enhancing various employee-focused initiatives while working to achieve and maintain hiring practices that give qualified individuals an equal opportunity to succeed regardless of background.
Our employee development programs include a variety of skill trainings for our employees to advance in their careers and cultivate leadership from within the Company. Our regular and transparent performance discussions with all employees also play a pivotal role in maintaining the competitiveness of our compensation and incentive programs, contributing to the sustainable growth for our business.
We take pride in our robust, comprehensive OSHA-aligned safety standards and go a step further to create an open feedback culture. During the year ended December 31, 2024, we implemented over 688 employees’ suggestions for improvements and regularly held global town hall meetings.
To enable good governance, our Sustainability strategy is governed by our Board of Directors through the Nominating and Corporate Governance Committee. Our committee in charge of Sustainability comprises members of the senior leadership team and meets on a monthly cadence to oversee our Sustainability efforts. We are committed to transparency and communications to our stakeholders.
We maintain a Sustainability section of our website (https://investor.hayward.com) to provide detailed information to interested groups. For the avoidance of doubt, none of our sustainability data sheets or other reporting or information available on our website is hereby incorporated into the Annual Report on Form 10-K absent express language to the contrary.
Regulatory Matters
We are also subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, and fire codes, including regulation by the Federal Communications Commission, the Consumer Product Safety Commission, the National Fire Protection Agency, and the Federal Trade Commission. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. In addition, we are subject to regulations passed by the U.S. Department of Energy (the “DOE”) relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools. Compliance with such laws and regulations in the future could prove to be costly and could affect various aspects of the business.

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
We distribute our products through our customers who are distributors, builders, buying groups, retailers and servicers, many of whom sell products of competing manufacturers. We rely on our customers to stock, market and recommend our products to pool owners and our business depends on retaining good relationships with our customers. However, the financial condition of these resellers could weaken, they could stop distributing our products or reduce sales of our products in favor of our competitors. Further, uncertainty regarding demand for our products could cause them to reduce their ordering and marketing of our products. As a result, our business, financial condition, results of operations and cash flows could be materially impacted.
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
In addition, our products have and may continue to become subject to competition from counterfeit products, which are products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Similarly, our products also have and may continue to be subject to competition from producers that attempt to reverse engineer our products, produce similar products in low cost-of-labor locations, and sell those products at low margins, significantly undercutting our pricing. In each case, such products divert sales from genuine products, often are of lower cost and quality, and have the potential to damage the reputation for quality and effectiveness of the genuine product and of our brands.
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
Our future financial success will depend substantially on our ability to develop, manufacture, market and sell products we develop. Pool owners are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools. Staying at the forefront of product innovation and consumer demand is important to our future success. We must continue to develop and bring to market innovative products, which requires hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property rights. We must also identify emerging technological and commercial trends in our target end markets, as well as understand and react to potential regulatory changes. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies, as well as the continued quality, reliability and innovation of our products. Because we sell our products primarily through distributors, we rely in part on the efforts of third-party sales representatives, who may be required to learn about the new features or other aspects of our new products to effectively sell those products, which may prove challenging. Further, our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on our ability to maintain a commercially viable manufacturing process that is compliant with regulatory standards. Failure to manufacture, market and sell our newly developed products could have a material adverse effect on our business, financial condition, and results of operations.
Our results of operations and cash flows may fluctuate from quarter to quarter for many reasons, including seasonality and weather conditions.
We experience seasonal demand with customers and pool owners and, as a result, we experience fluctuations in quarterly results. During the second quarter of a fiscal year, sales are typically higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Under the 2024 Early Buy program, we generally ship products beginning in the late third quarter through approximately the first quarter of 2025 and expect to receive payments for most of these shipments during the second quarter of 2025. As a result, our accounts receivable balance increases from September to April before the Early Buy payment is received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received. Also, because most of our sales are to distributors whose inventory of our products may vary due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period-to-period. For example, our results of operations have been negatively impacted, and in the future may be negatively impacted, by distributors reducing inventory levels.
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
Most of our net sales are generated from sales to distributors, including our largest customer, Pool Corporation, which represented approximately 36% of our net sales in Fiscal Year 2024 and approximately 47% of our accounts receivable on December 31, 2024. Another customer accounted for 11% of our net sales in Fiscal Year 2024 and approximately 11% of our accounts receivable on December 31, 2024. Our top five customers accounted for approximately 61% of our net sales in Fiscal Year 2024. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. The loss of one or more of our largest customers, any material cancellation, reduction or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, as our largest customers continue to evolve their approach relative to assessing their necessary and historic inventory levels on hand, our net sales have been and in the future could be adversely affected by purchasing decisions of our largest customers associated with a reduction of their inventory levels.
We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.
We distribute our products through distributors, large pool builders, buying groups, services and specialty online resellers. A substantial majority of our outstanding accounts receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. Further, a significant portion of our accounts receivables are typically concentrated within a relatively small number of distributors, builders, buying groups, retailers and servicers. As of December 31, 2024, our largest customer represented approximately 47% of our accounts receivable, and another customer represented approximately 11% of our accounts receivable. In addition, our exposure to credit and collectability risk on our accounts receivable is higher in certain international markets, and our ability to mitigate such risks is limited. There can be no assurance that our procedures to monitor and limit exposure to credit risk on our accounts receivable will effectively limit our credit risk and avoid losses. If general economic conditions worsen, it may be more likely that one or more of our customers will default on payments owed to us, and it may be harder for us to enforce any judgment debts against such customers, which may result in a significant write-off of accounts receivable and may have a material adverse effect on our results of operations.
We are exposed to political, regulatory, economic, trade and other risks that arise from our international business operations, including the risks associated with geopolitical conflicts.

Sales outside of the United States for Fiscal Year 2024 accounted for approximately 22% of our net sales. Furthermore, we obtain some components and raw materials from non-U.S. suppliers and have manufacturing facilities in Europe and China. Accordingly, our business is subject to the political, regulatory, economic, trade and other risks that are inherent in operating in numerous countries. These risks include:
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
In addition, changes in U.S. or foreign government administrative policy, including between the U.S. and China, may affect our ability, or the ability of our partners and contract manufacturers to import products or raw materials into the United States. We maintain a manufacturing facility in China and purchase certain of our key parts and components from suppliers in China, and we maintain a manufacturing facility in Europe. As such, we are exposed to risks relating to any deterioration in the relationship between the U.S. and China, or the U.S. and the European Union, including through increases in tariffs between the United States and such regions.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot provide assurance that these and other factors will not have a material adverse effect on our international operations or on our business.
Past growth may not be indicative of future growth.
Historically, we have experienced substantial sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products and acquisitions that have increased our size, scope and geographic footprint. During the first two years of the COVID-19 pandemic, residential pool equipment sales increased. This increase in demand was experienced broadly across all of our product lines as consumers refocused their attention on improving the quality of the homeowner’s outdoor living experience. In addition, because of channel customer expectations with respect to increased lead-times during the COVID-19 pandemic, demand for our products was partially accelerated. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-fueled trends have generally abated and the industry has returned to more normalized historical seasonal trends.
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
We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, violations of securities laws and environmental, health and safety matters, including claims based on alleged exposure to asbestos-containing product components. The outcome of such legal proceedings cannot be predicted with certainty, and some may be disposed of unfavorably to us. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In addition, we have agreed to provide indemnification in connection with prior acquisitions or dispositions for certain of these matters, and we cannot provide any assurance that material indemnification claims will not be brought against us in the future. Relatedly, we have been, and in the future may be, subject to lawsuits or other actions related to products produced by companies we have acquired.
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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2024, our goodwill and intangible assets were $1,974.1 million and represented approximately 66% of our total assets. Declines in value could result in future goodwill and intangible asset impairment charges.
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
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables and net sales denominated in currencies other than the U.S. dollar. For the Fiscal Year 2024, approximately 17% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were primarily transacted in Euros as well as Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We periodically enter into foreign currency derivative contracts to manage these risks.
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
In the past, we have experienced material cost and other inflation in several of our businesses. Recently, cost inflation has caused prices to increase across various sectors of the economy and we have been impacted by increases in the prices of our raw materials and other associated manufacturing costs. We strive for productivity improvements and seek to implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives designed to mitigate the impacts of this inflation and reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or the failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In the normal course of our business, we may access credit markets to, for example, refinance or repay indebtedness, complete acquisitions, add to working capital, repurchase shares, make capital expenditures and make investments in our subsidiaries. Our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. In addition, financial market disruptions may make it more difficult for our suppliers to obtain financing to meet demand for their products or for our customers and prospective consumers of our products to obtain financing to commence new projects. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
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
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties, whose products, services and systems are beyond our control. We expect our reliance on information technology systems to increase as we implement new technologies to facilitate our operations, such as our new ERP system and new human resources information system, which are in the process of being implemented. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems and networks, products or services. We are vulnerable to interruption and breakdown by system downtime or failure, fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events.
We are subject to vulnerabilities in our software and systems and those of third parties. We and certain of our third-party service providers have in the past experienced, and we expect in the future will continue to experience, cybersecurity attacks and other incidents that threaten the confidentiality, integrity and availability of information technology systems and networks and confidential information, including personal information, that we or third parties collect, maintain and/or process. We periodically evaluate and test the adequacy of our systems, measures, controls and procedures and perform third-party risk assessments. However, such threats have increased in frequency, scope, and potential impact in recent years. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we aim to patch vulnerabilities within reasonable timeframes. However, we are unable to comprehensively identify all vulnerabilities (particularly as related to third-party software and systems), apply patches or confirm that mitigating measures are in place, or ensure that any patches will be applied by us or third parties before exploitation by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our systems and data.
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
We are in the process of implementing a new ERP system for most of our business as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. In addition, we are implementing a new human resources information system, which is designed to improve the efficiency of our global HR process. These systems may not provide the benefits anticipated, could add costs and complications to ongoing operations, and may impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.
Misuse of our technology-enabled products could lead to reduced sales, increased costs, liability claims or harm to our reputation.
As we continue to design and develop products, services and solutions that leverage our hosted or cloud-based resources, the IoT and other wireless/remote technologies, such as our OmniLogic app, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers’ data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. These products, services and solutions may contain vulnerabilities or critical security defects which may not have been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of information/data; result in litigation, liability or regulatory action; deter customers or sellers from using our products, services and solutions; cause damage to our or our customers’ property; and otherwise harm our business and reputation.
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
The Sarbanes-Oxley Act requires, among other things, that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. For fiscal years ended December 31, 2022 and

2021, we identified material weaknesses in our internal control over financial reporting relating to our policies and procedures and controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries, among other items. While no material weaknesses have been identified since fiscal 2022, there can be no assurance that we will not experience additional material weaknesses in the future.
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have an adverse effect on our business and results of operations and financial condition. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, or may risk the Company being delisted from the NYSE.
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
If operations at any of our manufacturing facilities, warehouses or any of our suppliers were to be disrupted as a result of significant equipment failures, natural or man-made disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, hurricanes, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, in some instances, we maintain inventory and own manufacturing equipment at locations owned and operated by third parties, limiting our ability to mitigate these risks. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have in the past, and may in the future, experience higher costs and delays, with respect to obtaining raw materials and components and shipping finished goods to customers. Geopolitical conflicts, labor disputes and adverse weather events made worse by climate change, have all caused increases in shipping costs in recent years, and such conditions, or others affecting the global supply chain, may worsen. In the past, supply chain disruptions have resulted in higher costs for raw materials and other associated manufacturing costs, which have had an adverse impact on our profitability.
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
Tariffs and other trade restrictions could adversely affect our business and financial results, and we may not be able to raise prices sufficiently to offset increased costs caused by any such tariffs.
Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations. The U.S. government has implemented or proposed implementing significant tariffs on certain goods, including goods from China, and on all steel and aluminum imports, all of which could significantly increase our costs. We purchase key parts and components from suppliers in China and use steel and aluminum in many of our products. Relatedly, we sell our products globally, and if other countries enact retaliatory tariffs in response to U.S. trade policy, our sales into such countries may be impacted. While we historically have been able to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so, thereby adversely impacting our margins as a result of any tariffs imposed on our operations.
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
The FCPA, U.K. Bribery Act and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Although the U.S. Government recently announced a 180-day cessation on FCPA enforcement actions, recent years have seen a substantial increase in anti-bribery law enforcement activity, including increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our suppliers, customers and consumers are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot provide any assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these laws may require costly investigations, self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
The impacts of climate change are highly unpredictable, and there is growing concern that a gradual increase in global average temperatures as a result of increased concentration of greenhouse gases in the atmosphere is causing, and will in the future cause, significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change and the adverse weather conditions caused thereby may impair our production capabilities, disrupt our supply chain or impact demand for our products. The impacts of climate change present potential challenges to water-related products, such as degradation of water quality and changes in water conservation or efficiency requirements. Certain events may disrupt our operations or negatively affect the demand for our products in impacted regions, while other events may drive increased demand for our products if pools gain popularity in warming regions, which may create volatility in our business and results of operations.
Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce the output of greenhouse gases or mitigate the effects of climate change on the environment. For example, the European Union enacted the Corporate Sustainability Reporting Directive, which will require in-scope companies, including us, to provide detailed information about climate change impacts facing them and their own greenhouse gas emissions, among other items. Compliance with this law will likely be costly and time consuming. In addition, increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
There is increasing scrutiny from stakeholders on environmental, social, and other sustainability matters.
Investors, customers, policymakers, and other stakeholders are increasingly attuned to companies’ management of environmental, social, and other sustainability (“Sustainability”) matters, such as climate change and human capital. We engage in various initiatives to manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many of our Sustainability initiatives leverage methodologies, standards, and data that are complex, at times reliant on third-parties, and continue to evolve. Moreover, stakeholders have different, and at times conflicting, expectations, and proponents and opponents of varying topics are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations on Sustainability matters, including evolving legal requirements, entails costs, and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing laws or regulations, may result in reputational harm, loss of customers or employees, regulatory or investor engagement, or other adverse impacts to our business.
Risks Related to Intellectual Property Matters
If we are unable to adequately obtain and maintain our intellectual property and proprietary rights or if we are accused of infringing on, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

Patents, trademarks and other intellectual property rights are important to our business, and our success depends in part on our ability to obtain and maintain patent and trademark protection in the United States and other countries. As of December 31, 2024, we held approximately 220 issued U.S. patents and 247 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 143 U.S. trademark registrations and 708 foreign trademark registrations covering our marks, brands and products. As of December 31, 2024, we also held approximately 39 pending U.S. patent applications, 53 pending foreign patent applications, 6 pending U.S. trademark applications and 31 pending foreign trademark applications. See “Business—Intellectual Property.” In addition, we have in-licensed patents and patent applications to certain technologies incorporated in our products.
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
Competitors have in the past, and may in the future, infringe our intellectual property. To defend against such actions can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed. In addition, it may be difficult or impossible to obtain evidence of infringement in a third party’s product. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights. As discussed above, competitors who infringe on our intellectual property or otherwise create products that mimic ours may supplant demand for our products and otherwise damage our business. We may not prevail in any disputes that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
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
As of December 31, 2024, the Company’s indebtedness totaled approximately $973.9 million, including $965.0 million under our first lien term loan facility, $2.4 million of finance lease obligations and $6.5 million of other long-term debt. In addition, our asset-based lending facility (the “ABL Facility”) permits us to borrow up to $425.0 million, or $475.0 million in certain seasons of year, subject to compliance with certain financial covenants. Draws are subject to a borrowing base calculation which may lower the amount available to borrow in any given month. As of December 31, 2024, we had no outstanding borrowings under our ABL Facility and approximately $163.4 million of undrawn lines of credit available under the ABL Facility.
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
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Moreover, a significant portion of our indebtedness is subject to variable interest rates. While we enter into interest rate swap agreements in an effort to mitigate the risk of variable interest rates, we may still experience higher debt service costs if interest rates rise. Based on our December 31, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $3.7 million, net of interest rate swap settlements. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations, and our exposure to the risks described above, will increase. Our ABL Facility permits us to borrow up to $425.0 million, or $475.0 million in certain seasons of the year, subject to compliance with certain financial covenants. Draws are subject to a borrowing base calculation which may lower the amount available to borrow in any given month. As of December 31, 2024, we had approximately $163.4 million of undrawn lines of credit available under the ABL Facility. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital.
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
Provisions in our certificate of incorporation and bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than certain specified entities. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
As of December 31, 2024, we had 215,778,520 shares of common stock outstanding and 505,555,111 shares of common stock issuable upon potential exchanges and/or conversions. We have filed a registration statement on Form S-8 under the Securities Act registering 30,639,900 shares of our common stock reserved for issuance under the Second Amended and Restated 2017 Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan and a shelf registration statement on Form S-3 under the Securities Act pursuant to which certain stockholders, including investment funds affiliated with certain of our large stockholders, may sell shares from time to time. Additional sales of a substantial number of our shares of common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock and could impair our ability to raise capital through the sale of additional stock.

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
•Engaging external cyber security firms, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cybersecurity defense capabilities and recommending steps to mitigate threats, enhance our cybersecurity posture and meet our evolving needs.
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

•Mandatory employee cybersecurity training to equip our employees with the tools and knowledge to enhance the cybersecurity posture across the organization.
•Continuous monitoring of networks and systems for suspicious activity, leveraging firewalls, intrusion detection and prevention systems, endpoint anti-virus and anti-malware solutions, and a privileged access management system.
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
Through these processes, we did not identify risks from current or past cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, results of operations, or financial condition. See “Risk Factors—We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure, or those of our vendors or others with which we do business, could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.”
Governance
The Audit Committee is primarily responsible for overseeing our management of risks arising from cybersecurity threats. The Audit Committee receives quarterly presentations on cybersecurity risks, addressing matters such as evolving standards; vulnerability assessments, including results of third-party penetration testing; audits of our cybersecurity IT controls; and independent reviews of our cybersecurity processes. Management and the Board also receive prompt and timely information regarding any significant or potentially material cybersecurity incident and our remediation efforts.
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

ITEM 2. PROPERTIES
The Company’s corporate headquarters is located on leased premises in Charlotte, North Carolina. We own four of our seven global manufacturing facilities and one of our eight global distribution facilities. All the other facilities are leased, except for two locations operated by third-party logistics providers, which are provided under service agreements.
Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.

The following is a summary of our principal properties as of December 31, 2024, including manufacturing, distribution, warehouse, and corporate offices:

	No. of Facilities
Location	Manufacturing	Distribution	Warehouse	Corporate Headquarters
North America
Arizona	0	1	0	0
Georgia	1	0	0	0
North Carolina	1	1	1	1
Rhode Island	1	0	1	0
Tennessee	1	0	2	0
Canada	0	1	0	0
Europe and Rest of World
Australia	0	4	0	0
China	1	0	0	0
France	0	1	0	0
Spain	2	0	2	0
We believe that our facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our business.

ITEM 3. LEGAL PROCEEDINGS

In addition to the matters discussed in this report and in the notes to our audited consolidated financial statements, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. These proceedings could relate to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. Where appropriate, these matters have been submitted to the Company’s insurance carriers. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. Under the current schedule, briefing on the motion to dismiss will be complete on March 4, 2025. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The Derivative Action seeks recovery of unspecified damages and attorney’s fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action has been stayed pending final decision on the motion to dismiss filed in the Securities Class Action.
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
ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is set forth below:

Name	Age	Position
Kevin Holleran	56	President, Chief Executive Officer and Director
Eifion Jones	57	Senior Vice President, Chief Financial Officer
Susan Canning	55	Senior Vice President, Chief Legal Officer and Corporate Secretary
John Collins	48	Senior Vice President, Chief Commercial Officer
Raymond Lewis	60	Senior Vice President, Chief Human Resources Officer
Eric Sejourne	58	Senior Vice President, Chief Global Operations Officer
Kevin Gallagher	54	Vice President, Chief Engineering Officer
Darío Vicario	58	Vice President, General Manager, Europe & Rest of World
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
Raymond Lewis has served as Senior Vice President, Chief Human Resources Officer of the Company since May 2024. From February 2019 until he joined Hayward, Mr. Lewis served as Vice President, Human Resources, Residential HVAC & Supply at Trane Technologies. From 2016 to 2018, Mr. Lewis served as Executive Vice President and Chief HR Officer of Catalina Marketing, a digital media portfolio company of private equity firm Berkshire Partners, LLC. Prior to Catalina Marketing, Mr. Lewis served as Senior Vice President and Chief HR Officer at Allegion, the security business spin off from Ingersoll Rand, where he had spent the prior six years as Vice President, HR, for several Ingersoll Rand businesses, including a year as Chief People Officer for Doosan, a divestiture of Ingersoll Rand, overseeing the U.S. and the Republic of Korea. Mr. Lewis served in the U.S. Army as a commissioned officer and helicopter test pilot, before joining GE Corporation in 1996, where he began his human resources career.
Eric Sejourne has served as Senior Vice President and Chief Global Operations Officer of the Company since April 2024. From 2010 until he joined Hayward, Mr. Sejourne held various leadership positions at Assa Abloy, a lock, door, gate and entrance automation manufacturing company. His roles included President of the Access & Egress Hardware Group - Americas, Chief Operations Officer - Americas and President of the Architectural Accessories and Door Control Group. From 2008 until joining Assa Abloy, Mr. Sejourne held the position of Vice President of Lean & Operational Excellence at Watts Water Technology, overseeing operations across North America, Asia and Europe. Prior to Watts Water Technology, he held positions of increasing seniority, including General Manager of Operations for the Northeast region, of Allegion, the security business spin-off from Ingersoll Rand, where he began his career in engineering and manufacturing.
Kevin Gallagher has served as global Vice President, Chief Engineering Officer of the Company since May 2024. From 2021 until he joined Hayward, Mr. Gallagher served as Chief Technology Officer, Personal Protective Equipment (PPE) at Honeywell. From 2016 to 2021, Mr. Gallagher was Vice President of Global Engineering and Quality at InVue, an international merchandising, security, and IoT solutions company, where he led product development, innovation, quality and program management. Beginning in 2007, he served as Vice President of Global Engineering and Quality at Dorman Products, Inc., a manufacturer of aftermarket automotive products. Mr.

Gallagher began his career in the automotive industry at Chrysler Corporation, where during his 13-year tenure he held engineering roles of increasing responsibility.
Darío Vicario has served as Vice President, General Manager, Europe & Rest of World of the Company since May 2024, based in Spain. From 2022 until he joined Hayward, Mr. Vicario served as CEO of Azkoyen Group, a multinational vending, payment and security technology company, as well as non-executive Board member. Prior to Azkoven, from 2018 to 2021, he served as CEO of Thyssenkrupp Elevator for Iberia and Africa, where he oversaw the company’s digitalization and investment in Internet of Things (IoT) solutions. From 2012 through 2017, Mr. Vicario served as Managing Director South Europe for Gunnebo, a security integrations and payment technology company. Prior to that, he served as General Manager for the tire manufacturer Goodyear in Iberia and the Scandinavian region. As an industrial engineer, Mr. Vicario began his career at Bridgestone Europe, a global leader in premium tires and sustainable mobility solutions.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “HAYW.” As of February 25, 2025, there were 370 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future.
On July 26, 2022, the Board renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized commencing at that time to repurchase from time to time up to an aggregate of $450 million of our common stock with such authority expiring on July 26, 2025. Under the repurchase program, we may purchase shares of our common stock on a discretionary basis from time to time. The Share Repurchase Program is primarily expected to be conducted through privately negotiated transactions, including with certain of our large stockholders, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not require the Company to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the quarter ended December 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
September 29 – November 2, 2024	—	—	—	$400,000,000
November 3 – November 30, 2024	—	—	—	400,000,000
December 1 – December 31, 2024	—	—	—	400,000,000
Total	—	—	—	$400,000,000
(1) On July 26, 2022, the Board authorized the repurchase of up to an aggregate of $450 million of the Company’s outstanding shares of common stock, with such authorization expiring on July 26, 2025. Pursuant to this authorization, the Company may purchase shares of its common stock on a discretionary basis from time to time, which may be conducted through privately negotiated transactions, including with MSD Partners, as well as through open market repurchase or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. During Fiscal Year 2024, the Company did not repurchase any shares of its common stock under the plan.

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
Each of the cumulative returns is calculated assuming the investment of $100 in each of the securities at the closing price on the first day of trading of our common stock on the NYSE (March 12, 2021), and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on March 12 and continuing through December 31, 2024. Past performance is not necessarily indicative of future performance.

Comparison of Cumulative Total Return since Initial Public Offering
175
150
125
100
75
50
March 12, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Hayward Holdings, Inc.
Russell 1000® Stock Index
S&P 500 Index

	March 12, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Hayward Holdings, Inc.	$100.00	$154.29	$55.29	$80.00	$89.94
Russell 1000 Stock Index	$100.00	$119.96	$97.19	$121.94	$152.68
S&P 500 Index	$100.00	$122.15	$99.95	$126.13	$157.52

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
We define the year ended December 31, 2024 as “Fiscal Year 2024” and the year ended December 31, 2023 as “Fiscal Year 2023.” Our fiscal quarters are 13 weeks except the fourth quarter that ends on December 31 of each fiscal year. The first quarter 2024 refers to the quarter ended March 30, the second quarter 2024 refers to the quarter ended June 29, the third quarter 2024 refers to the quarter ended September 28, and the fourth quarter 2024 refers to the quarter ended December 31.

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
We have an estimated North American seasonal residential pool market share of approximately 33%. We believe that we are well-positioned for future growth. Historically aftermarket sales represented 80% of our net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair and replace equipment and remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
We manufacture our products at seven facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China.
Segments
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). The Company determined its reportable segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. NAM and E&RW accounted for approximately 85% and 15%, and 83% and 17%, of total net sales for Fiscal Year 2024 and Fiscal Year 2023, respectively.
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
•Seasonality. Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season and in the fourth quarter, we incent trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2024 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2025. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. Revenue is recognized upon shipment of products, which cannot be returned after ten days from receipt of goods. For more information, see “—Key Factors and Measures We Use to Evaluate Our Business—Net Sales.’’ We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we generally build inventory in the first and third quarters and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms and increases through June due to higher sales in the second quarter. Also, because most of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
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
•New product offerings. Our business is primarily driven by aftermarket spending. Pool owners are increasingly demanding new technologies, such as IoT-enabled and more energy efficient products, as they replace or upgrade their existing pool equipment. In Fiscal Year 2024, approximately 20% of gross sales was from new or next-generation products launched in the last three years. These new products offer higher energy efficiency, automation capabilities and enhanced water care solutions, and we expect will become primary drivers of our sales growth. Staying at the forefront of technological innovation and introducing new product offerings with new features will continue to be critical in growing our market share and revenue.
•Geopolitical events. Geopolitical conflicts around the world have created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World (“E&RW”),” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.

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
Net sales
We offer a broad range of pool equipment including pumps, filters, heaters, automatic cleaners, sanitizers, chlorine generators, controls, LED lights, as well as industrial thermoplastic valves and process liquid control products. Sales are impacted by product and geographic segment mix, as well as promotional and competitive activities. Growth of our sales is primarily driven by market demand, expansion of our trade customers and product offering.
Revenue is recognized upon shipment and recorded net of related discounts, allowances, returns, and sales tax. Customers are offered volume discounts and other promotional benefits. We estimate these volume discounts, promotional allowance benefits, and returns based upon the terms of the customer contracts and historical experience and record such amounts as a reduction of gross sales with either an offsetting adjustment to accounts receivable or recognition of an accrued liability. We regularly monitor the adequacy of these allowances.
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
Research, development and engineering expense
The Company primarily conducts RD&E activities in its own facilities. These expenses consist primarily of salaries, supplies and overhead costs related to the active development of new products, enhanced product applications and improved manufacturing and value engineering of existing products.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted segment income, Adjusted segment income margin
EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are key metrics used by management and our Board of Directors to assess our financial performance. For information about our use of these Non-GAAP measures and a reconciliation of these metrics to the nearest GAAP metric see “—Non-GAAP Reconciliation.”

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the consolidated statements of operations for the Fiscal Years 2024 and 2023 from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, is included under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
The following table summarizes our results of operations and a comparison of the change between the periods (in thousands):

	Years Ended December 31,
	2024	2023
Net Sales	$1,051,606	$992,452
Cost of sales	520,849	515,502
Gross profit	530,757	476,950
Selling, general, and administrative expense	260,928	233,607
Research, development, and engineering expense	25,778	24,547
Acquisition and restructuring related expense	6,464	13,213
Amortization of intangible assets	28,800	30,361
Operating income	208,787	175,222
Interest expense, net	62,163	73,584
Loss on debt extinguishment	4,926	—
Other expense (income), net	(2,484)	551
Total other expense	64,605	74,135
Income from operations before income taxes	144,182	101,087
Provision for income taxes	25,527	20,400
Net income	$118,655	$80,687
Adjusted EBITDA (a)	$277,447	$247,273
(a) See “— Non-GAAP Reconciliation.”

Fiscal Year 2024 Compared to Fiscal Year 2023
Net sales
Net sales increased to $1,051.6 million in Fiscal Year 2024 from $992.5 million in Fiscal Year 2023, an increase of $59.1 million, or 6.0%. See segment discussion below for further information.

2024
Volume	1.8%
Price, net of discounts and allowances	3.2%
Acquisitions	1.1%
Currency and other	(0.1)%
Total	6.0%
The Fiscal Year 2024 increase in net sales was primarily driven by an increase in net price, as well as by an increase in volume and the favorable impact from acquisitions. The increase in net price was due to price increases enacted to offset inflationary pressures. The increase in volume was primarily the result of normalized channel inventory movements, partially offset by market declines in the Middle East and Asia and lower new construction and remodel activity in the United States.
Gross profit and Gross profit margin
Gross profit increased to $530.8 million in Fiscal Year 2024 from $477.0 million in Fiscal Year 2023, an increase of $53.8 million or 11.3%.
Gross profit margin increased to 50.5% in Fiscal Year 2024 compared to 48.1% in Fiscal Year 2023, an increase of 240 basis points primarily due to operational efficiencies, net price increases and management of our manufacturing costs, partially offset by an increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”) ($3.3 million) and discrete inventory adjustments in Europe.
Selling, general and administrative expense
Selling, general and administrative expense increased to $260.9 million in Fiscal Year 2024 from $233.6 million in Fiscal Year 2023, an increase of $27.3 million or 11.7%, driven by normalized annual incentive compensation, higher salary costs driven by wage inflation, targeted investments in our customer care, selling and business analytics teams, and discrete legal expenses, partially offset by decreased warranty costs.
As a percentage of net sales, SG&A increased to 24.8% in Fiscal Year 2024 as compared to 23.5% in Fiscal Year 2023, an increase of 130 basis points, primarily due to the factors described above.
Research, development and engineering expense
RD&E expense increased to $25.8 million in Fiscal Year 2024 compared to $24.5 million in Fiscal Year 2023, an increase of $1.3 million, or 5.0%. As a percentage of net sales, RD&E remained relatively flat at 2.5% in each year. RD&E spend continues to be focused on new product development and new product quality.
Acquisition and restructuring related expense
Acquisition and restructuring related expense decreased to $6.5 million in Fiscal Year 2024 as compared to $13.2 million in Fiscal Year 2023, a decrease of $6.7 million.
The $6.5 million expense in Fiscal Year 2024 was primarily driven by $4.3 million of acquisition and integration costs associated with the acquisition of the ChlorKing business, including $3.2 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. Fiscal Year 2024 also included costs associated with the centralization and consolidation of operations in Europe. In comparison, the $13.2 million expense in Fiscal Year 2023 was primarily driven by costs related to the discontinuation of a product line leading to an impairment of the associated fixed assets, inventory and intangible assets, programs to centralize and consolidate manufacturing operations and professional services in Europe, as well as costs associated with the relocation of the corporate headquarters to Charlotte, North Carolina.

For additional information, see Note 19. “Acquisition and Restructuring Related Expense” of Notes to Consolidated Financial Statements in this Form 10-K.
Amortization of intangible assets
Amortization of intangible assets decreased to $28.8 million in Fiscal Year 2024 from $30.4 million in Fiscal Year 2023, a decrease of $1.6 million, or 5.1%, due to the amortization pattern of certain intangibles based on the declining balance method.
Operating income and operating income margin
Operating income increased to $208.8 million in Fiscal Year 2024 from $175.2 million in Fiscal Year 2023, an increase of $33.6 million, or 19.2%, due to the accumulated effect of the items described above. Operating income as a percentage of net sales (“operating margin”) was 19.9% in Fiscal Year 2024, a 220 basis point increase from the 17.7% operating margin in Fiscal Year 2023.
Interest expense, net
Interest expense, net, decreased to $62.2 million in Fiscal Year 2024 from $73.6 million in Fiscal Year 2023, a decrease of $11.4 million, or 15.5%. The decrease was primarily due to the repayment of the Incremental Term Loan B principal balance in April 2024 and interest income on cash investment balances.
Interest expense in Fiscal Year 2024 consisted of $68.0 million of interest on the outstanding debt, net of the impact from the interest rate swaps, and $4.2 million of amortization of deferred financing fees, partially offset by $10.1 million of interest income. Interest expense in Fiscal Year 2023 consisted of $76.0 million on the outstanding debt and $4.7 million of amortization of deferred financing fees, partially offset by $7.1 million of interest income.
Loss on extinguishment of debt
The $4.9 million loss on extinguishment of debt was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024.
Provision for income taxes
We incurred income tax expense of $25.5 million for Fiscal Year 2024 and $20.4 million for Fiscal Year 2023, a increase of $5.1 million or 25.1%. This increase in tax expense was primarily due to increased income from operations.
Our effective income tax rate decreased to 17.7% for Fiscal Year 2024 from 20.2% for Fiscal Year 2023 primarily due to decreased foreign withholding taxes and state taxes, partially offset by decreased excess tax benefit from stock compensation.
Net income
As a result of the foregoing, net income increased to $118.7 million in Fiscal Year 2024 compared to net income of $80.7 million in Fiscal Year 2023, an increase of $38.0 million, or 47.1%.
Adjusted EBITDA
Adjusted EBITDA increased to $277.4 million in Fiscal Year 2024 from $247.3 million in Fiscal Year 2023, an increase of $30.1 million, or 12.2%, driven primarily by increased net sales and an increase in gross profit of $53.8 million, partially offset by an increase in SG&A expenses of $27.3 million.
See “— Non-GAAP Reconciliation” for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.

Segment Results of Operations
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of NAM and E&RW.
We evaluate performance based on net sales, segment income and adjusted segment income, and use segment income margin and adjusted segment income margin as comparable performance measures for our reporting segments.
Segment income represents net sales less cost of sales, less segment SG&A and RD&E, excluding acquisition and restructuring related expense, as well as amortization of intangible assets. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of certain intangible assets, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliation” for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.
North America (“NAM’’)
(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Net sales	$895,498	$823,276
Gross profit	$474,274	$410,641
Gross profit margin %	53.0%	49.9%
Segment income	$261,735	$215,425
Segment income margin %	29.2%	26.2%
Adjusted segment income(a)	$290,964	$237,693
Adjusted segment income margin %(a)	32.5%	28.9%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales increase was driven by the following:

2024
Volume	4.0%
Price, net of discounts and allowances	3.6%
Acquisitions	1.4%
Currency and other	(0.2)%
Total	8.8%
Net sales
Net sales increased to $895.5 million in Fiscal Year 2024 from $823.3 million in Fiscal Year 2023, an increase of $72.2 million, or 8.8%.
This increase was primarily the result of volume growth and an increase in net price, as well as the favorable impact of acquisitions. The increase in volume was primarily the result of normalized channel inventory movements. The increase in the net price was due to price increases enacted to offset inflation, while the favorable impact from acquisitions resulted from the acquisition of the ChlorKing business in June 2024.
Gross profit and Gross profit margin
Gross profit increased to $474.3 million in Fiscal Year 2024 from $410.6 million in Fiscal Year 2023, an increase of $63.7 million, or 15.5%.
Gross profit margin increased to 53.0% in Fiscal Year 2024 from 49.9% in Fiscal Year 2023, an increase of 310 basis points, primarily due to operational efficiencies, net price increases and management of our manufacturing costs, partially offset by an increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of ChlorKing.
Segment income and Segment income margin
Segment income increased to $261.7 million in Fiscal Year 2024 from $215.4 million in Fiscal Year 2023, an increase of $46.3 million, or 21.5%. This was primarily driven by an increase in sales and gross profit as discussed above, partially offset by higher SG&A expense driven by normalized annual incentive compensation. As a percentage of segment net sales, SG&A and RD&E expenses remained consistent at 23.7% for each year.
Segment income margin increased to 29.2% in Fiscal Year 2024 from 26.2% in Fiscal Year 2023, an increase of 300 basis points primarily resulting from the increase in sales and gross profit as discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $291.0 million in Fiscal Year 2024 from $237.7 million in Fiscal Year 2023, an increase of $53.3 million, or 22.4%. This was driven by higher segment income as discussed above, adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin increased to 32.5% in Fiscal Year 2024 from 28.9% in Fiscal Year 2023, an increase of 360 basis points.
Europe & Rest of World (“E&RW”)
(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Net sales	$156,108	$169,176
Gross profit	$56,483	$66,309
Gross profit margin %	36.2%	39.2%
Segment income	$21,632	$33,518
Segment income margin %	13.9%	19.8%
Adjusted segment income(a)	$22,857	$34,503
Adjusted segment income margin %(a)	14.6%	20.4%
(a)See “—Non-GAAP Reconciliation.”
Year-over-year net sales decrease was driven by the following:

2024
Volume	(8.5)%
Price, net of discounts and allowances	1.0%
Currency and other	(0.2)%
Total	(7.7)%
Net sales
Net sales decreased to $156.1 million in Fiscal Year 2024 from $169.2 million in Fiscal Year 2023, a decrease of $13.1 million, or 7.7%.
The decrease in net sales was primarily due to a decline in volume, partially offset by the favorable impact of net price. The decline in volume was primarily driven by market declines in the Middle East and Asia, partially as a result of the impact of geopolitical conflicts in the Middle East.
Gross profit and Gross profit margin
Gross profit decreased to $56.5 million in Fiscal Year 2024 from $66.3 million in Fiscal Year 2023, a decrease of $9.8 million or 14.8%.

Gross profit margin decreased to 36.2% in Fiscal Year 2024 compared to 39.2% in Fiscal Year 2023, a decrease of 300 basis points, primarily driven by lower operating leverage, discrete inventory adjustments and unfavorable mix due to the impact of geopolitical conflicts in the Middle East, partially offset by the net price increases discussed above.
Segment income and Segment income margin
Segment income decreased to $21.6 million in Fiscal Year 2024 from $33.5 million in Fiscal Year 2023, a decrease of $11.9 million, or 35.5%. This was primarily driven by a decrease in sales and gross profit as discussed above. As a percentage of segment net sales, SG&A and RD&E expenses increased from 19.4% in the Fiscal Year 2023 to 22.3% as a result of lower net sales as discussed above.
Segment income margin decreased to 13.9% in Fiscal Year 2024 from 19.8% in Fiscal Year 2023, a decrease of 590 basis points. The decline was primarily attributable to the decreased sales and operating leverage.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $22.9 million in Fiscal Year 2024 from $34.5 million in Fiscal Year 2023, a decrease of $11.6 million or 33.8%. This was primarily driven by the decreased sales and operating leverage, adjusted for additional non-cash or non-recurring charges.
Adjusted segment income margin decreased to 14.6% in Fiscal Year 2024 from 20.4% in Fiscal Year 2023, a decrease of 580 basis points.

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
Use of the terms EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin may differ from similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, and adjusted segment income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and operating income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income and adjusted segment income margin solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA and adjusted segment income should not be construed as an inference that our future results will be unaffected by these items.

Following is a reconciliation from net income to adjusted EBITDA (dollars in thousands):

	Years Ended December 31,
	2024	2023
Net income	$118,655	$80,687
Depreciation	20,078	15,983
Amortization	35,783	37,079
Interest expense	62,163	73,584
Income taxes	25,527	20,400
Loss on extinguishment of debt	4,926	—
EBITDA	267,132	227,733
Stock-based compensation(a)	608	1,270
Currency exchange items(b)	(836)	786
Acquisition and restructuring related expense, net(c)	6,464	13,213
Other(d)	4,079	4,271
Total Adjustments	10,315	19,540
Adjusted EBITDA	$277,447	$247,273

Net income margin	11.3%	8.1%
Adjusted EBITDA margin	26.4%	24.9%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).
(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)
Adjustments in the year ended December 31, 2024 are primarily driven by $3.2 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. Pursuant to the ChlorKing acquisition agreement, this $3.2 million was part of a total $6.3 million employee retention payment that was deposited into an escrow account on the date of acquisition. The full amount held in escrow will be released to the specified key employees if such employees are employed by Hayward on the one-year anniversary of the acquisition. These payments are contingent on continued employment and are not dependent on the achievement of any metric or performance measure. The retention costs will be recognized over the twelve-month period from the date of acquisition. Further, other adjustments for the year ended December 31, 2024 include $1.1 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.9 million of termination benefits related to a reduction-in-force within E&RW, $0.8 million of separation and other costs associated with the centralization and consolidation of operations in Europe and $0.4 million of costs to finalize restructuring actions initiated in prior years.

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

(d)
Adjustments in the year ended December 31, 2024 are primarily driven by a $3.3 million increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business, $0.7 million of costs sustained from flood damage associated with a hurricane at a contract manufacturing facility and $0.5 million of costs incurred related to litigation, partially offset by $0.5 million of gains on the sale of assets.

Adjustments in the year ended December 31, 2023 primarily include $1.8 million related to inventory and fixed asset write-offs in Europe and $1.5 million of costs incurred related to the selling stockholder offerings of shares in March, May and August 2023, which are reported in SG&A in our consolidated statements of operations.

Following is a reconciliation from segment income to adjusted segment income for NAM (dollars in thousands):

	Years Ended December 31,
	2024	2023
Segment income	$261,735	$215,425
Depreciation	17,989	14,610
Amortization	6,985	6,718
Stock-based compensation (a)	176	437
Other (b)	4,079	503
Total Adjustments	29,229	22,268
Adjusted segment income	$290,964	$237,693

Segment income margin	29.2%	26.2%
Adjusted segment income margin	32.5%	28.9%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO.

(b)
Adjustments in the year ended December 31, 2024 for NAM include a $3.3 million increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.7 million of costs related to a flood sustained at a contract manufacturer.

Adjustments in the year ended December 31, 2023 for NAM include miscellaneous items we believe are not representative of our ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW (dollars in thousands):

	Years Ended December 31,
	2024	2023
Segment income	$21,632	$33,518
Depreciation	1,215	940
Amortization	—	—
Stock-based compensation (a)	10	45
Total Adjustments	1,225	985
Adjusted segment income	$22,857	$34,503

Segment income margin	13.9%	19.8%
Adjusted segment income margin	14.6%	20.4%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO.

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
During the end of the year we incentivize trade customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program that features a price discount and extended payment terms. Shipments under the 2024 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2025. We expect to receive payments for the majority of these shipments during the second quarter of 2025. As a result, our accounts receivable balance increases from the late third quarter through the first quarter of 2025 before the Early Buy payments are received. In addition, cash flow is higher in the second quarter as the seasonality of our business peaks and payments are received.
Unrestricted cash and cash equivalents totaled $196.6 million as of December 31, 2024, which is an increase of $18.5 million from $178.1 million at December 31, 2023. As of December 31, 2024 and December 31, 2023, the Company had zero and $25 million, respectively, in certificates of deposit, which was included in short-term investments on the consolidated balance sheets.
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
The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. While the United States has not enacted legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our effective tax rate or taxes paid.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. During the twelve months ended December 31, 2024, there were immaterial proceeds from the sale of receivables under the Receivables Purchase Agreement.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 9, “Long-Term Debt” of Notes to the Consolidated Financial Statements in this Form 10-K for further information on the terms of the Credit Facilities.

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
First Lien Term Facility, due May 28, 2028	$965,000	$975,000
Incremental Term Loan B, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	6,461	8,775
Finance lease obligations	2,448	4,729
Subtotal	973,909	1,111,942
Less: Current portion of long-term debt	(13,991)	(15,088)
Less: Unamortized debt issuance costs	(9,356)	(17,574)
Total	$950,562	$1,079,280
ABL Facility
The aggregate amount of the revolving loan commitments on the ABL Facility is $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. Accounts receivable sold under the Receivables Purchase Agreement are not eligible receivables under the ABL Facility. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $17.5 million First-In, Last-Out Sublimit (“FILO Sublimit”).
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
For the year ended December 31, 2024, the average borrowing base under the ABL Facility was $212.6 million and the average loan balance outstanding was zero. As of December 31, 2024, the loan balance was zero with a borrowing availability of $163.4 million.
For the year ended December 31, 2023, the average borrowing base under the ABL Facility was $265.8 million and the average loan balance outstanding was $17.3 million. As of December 31, 2023 the loan balance was zero with a borrowing availability of $256.5 million.
First Lien Term Facilities
The First Lien Term Facility bears interest at a rate equal to a base rate or SOFR (which includes an applicable credit spread adjustment), plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December. For the periods prior to May 22, 2023, before the Company entered into the Fifth Amendment to the Company’s First Lien Credit Agreement to replace the LIBOR based reference rate with an adjusted term SOFR, the borrowings under the First Lien Term Facility bore interest at a rate equal to LIBOR or a base rate plus an applicable margin of 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage ratio as defined by the credit agreement is less than 2.5x.

The First Lien Term Facility included an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). The Incremental Term Loan B bore interest at an annual floating rate based on SOFR (with a 0.50% floor) plus 3.25% and a 0.10% credit spread adjustment. In April 2024, the Company voluntarily prepaid the Incremental Term Loan B in full.
Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must make an annual mandatory prepayment of principal for between 0% and 50% of the excess cash and subject to permitted deductions, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to 50% if the First Lien Leverage Ratio is greater than 3.0x, less certain allowed deductions, in each case as of December 31 of the prior year. Pursuant to this provision, the Company does not have a mandatory excess cash flow prepayment in 2025 based on the First Lien Leverage Ratio and permitted deductions as of December 31, 2024. The First Lien Term Facility matures on May 28, 2028.
As of December 31, 2024, the balance outstanding under the First Lien Term Facility was $965.0 million. The effective interest rate on borrowings under the First Lien facilities, including the impact of an interest rate hedge, was 6.77%.
As of December 31, 2023, the balance outstanding under the First Lien Term Facility was $975.0 million and the balance outstanding under the Incremental Term Loan B was $123.4 million. The effective interest rate on borrowings under the First Lien facilities, including the impact of an interest rate hedge, was 6.85%.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of December 31, 2024, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities (dollars in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$212,068	$184,540
Net cash used in investing activities	(54,131)	(55,381)
Net cash used in financing activities	(136,790)	(7,612)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,655)	373
Change in cash and cash equivalents and restricted cash	$18,492	$121,920
Net cash provided by operating activities
Net cash provided by operating activities increased to $212.1 million for the year ended December 31, 2024 from $184.5 million for the year ended December 31, 2023, an increase of $27.6 million, or 14.9%. The increase was driven by the increase in net income.
Net cash used in investing activities
Net cash used in investing activities decreased to $54.1 million for the year ended December 31, 2024 compared to $55.4 million for the year ended December 31, 2023, a decrease of $1.3 million, or 2.3%. For the year ended December 31, 2024, net cash used in investing activities was driven by the acquisition of the ChlorKing business and purchases of property, plant and equipment, partially offset by the proceeds of certificates of deposit investments. For the year ended December 31, 2023, net cash used in investing activities was driven by purchases of property, plant and equipment along with investments made into certificates of deposit.
Net cash (used in) provided by financing activities
Net cash used in financing activities increased to $136.8 million for the year ended December 31, 2024 compared to $7.6 million for the year ended December 31, 2023, an increase of $129.2 million. The increase was primarily driven by the prepayment of the Incremental Term Loan B.

Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (a)	$12,424	$12,420	$11,117	$935,347	$102	$51	$971,461
Letters of credit	4,310	—	—	—	—	—	4,310
Operating lease commitments (b)	11,517	10,148	8,040	7,302	7,216	33,767	77,990
Finance lease commitments	1,836	272	270	177	30	—	2,585
Total	$30,087	$22,840	$19,427	$942,826	$7,348	$33,818	$1,056,346
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

Off-Balance Sheet Arrangements
We had $4.3 million of outstanding letters of credit on our ABL Facility as of each of December 31, 2024 and December 31, 2023.

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
Customer Rebates
Many of our major customer agreements provide for rebates, some of which require achievement of various performance targets. We account for customer rebates as a reduction of gross sales with either a corresponding offset to accounts receivable or recognition of an accrued liability. We estimate the rebates based on our latest projection of customer performance. We update the estimates regularly to reflect any changes to the projection of customer performance for the applicable period.
Goodwill and Indefinite Lived Intangibles
We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. As of December 31, 2024, goodwill and indefinite lived intangible assets were $943.6 million and $736.0 million, respectively.
For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. For the year-ended December 31, 2024, the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. As such, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded. For the year-ended December 31, 2023, the Company performed a quantitative analysis and determined that the fair value of each of the reporting units exceeded the corresponding carrying value.
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

Acquisitions
We apply the provisions of the Accounting Standards Codification (“ASC”) 805, Business Combinations. Under this provision, we use the acquisition method of accounting where the purchase consideration is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities.
Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgement and often involves the use of estimates and assumptions, including but not limited to, the selection of appropriate valuation methodology, projected revenue, expense and cash flows, weighted average cost of capital, discount rates, estimate of customer turnover, estimates of terminal values, and royalty rates. We may use third party valuation specialists to determine the assets acquired, liabilities assumed, and corresponding offset to goodwill.

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
Currency Fluctuation Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. For the Fiscal Year 2024, approximately 17% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were transacted in Euros, Canadian dollars and Australian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
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
Based on the Fiscal Year 2024, an aggregate increase or decrease of 10% in the currency exchange rate would have caused a translational increase or decrease of approximately $18 million and $2 million in net sales and net income, respectively.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate, therefore, we are exposed to market risks relating to changes in interest rates. As of December 31, 2024, we had $965.0 million of outstanding variable rate loans under the First Lien Term Facility. Based on our December 31, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $3.7 million, net of interest rate swap settlements.
As of each of December 31, 2024 and December 31, 2023, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million. During the year-ended December 31, 2024, the Company entered into interest rate swap agreements with a notional amount of $250.0 million that will become effective in March 2025 and replace existing swap agreements with a notional amount of $250.0 million that had March 2025 maturity dates. These new agreements mature in March 2028.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. We actively manage the impact of inflation, including import duties and tariffs, through strong relationships with our diverse supplier base, vendor terms negotiations, and price and promotion management. Historically, we have been able to realize price increases to partially or fully offset cost inflation. We strategically invest through inventory purchases to obtain favorable pricing ahead of vendor price increases. As a result, we believe we have the ability to mitigate negative impacts of inflation.

ITEM 8. FINANCIAL STATEMENTS

HAYWARD HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hayward Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hayward Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ChlorKing HoldCo, LLC and related entities (“ChlorKing”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded ChlorKing from our audit of internal control over financial reporting. ChlorKing is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company primarily sells pool equipment to its customers. The Company’s consolidated net sales were $1,051.6 million for the year ended December 31, 2024. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board (FOB) shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company recognizes revenue net of rebates and other discounts.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (ii) testing a sample of rebate and other discount transactions by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and cash payment; (iii) testing a sample of rebates and other discounts accrued as of December 31, 2024 by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and subsequent cash payment; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2025

We have served as the Company’s auditor since 1999.

Hayward Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$196,589	$178,097
Short-term investments	—	25,000
Accounts receivable, net of allowances of $2,701 and $2,870, respectively	278,582	270,875
Inventories, net	216,472	215,180
Prepaid expenses	20,203	14,331
Income tax receivable	6,426	9,994
Other current assets	48,697	11,264
Total current assets	766,969	724,741
Property, plant and equipment, net	160,377	158,979
Goodwill	943,645	935,013
Trademark	736,000	736,000
Customer relationships, net	198,333	206,308
Other intangibles, net	96,095	94,082
Other non-current assets	89,205	91,161
Total assets	$2,990,624	$2,946,284
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,991	$15,088
Accounts payable	81,476	68,943
Accrued expenses and other liabilities	217,242	155,543
Income taxes payable	273	109
Total current liabilities	312,982	239,683
Long-term debt	950,562	1,079,280
Deferred tax liabilities, net	239,111	248,967
Other non-current liabilities	64,322	66,896
Total liabilities	1,566,977	1,634,826
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock $0.001 par value, 750,000,000 authorized; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023	245	243
Additional paid-in capital	1,093,468	1,080,894
Treasury stock; 28,666,369 and 28,666,369 at December 31, 2024 and 2023, respectively	(358,133)	(357,755)
Retained earnings	699,564	580,909
Accumulated other comprehensive income (loss)	(11,497)	7,167
Total stockholders’ equity	1,423,647	1,311,458
Total liabilities, redeemable stock and stockholders’ equity	$2,990,624	$2,946,284
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$1,051,606	$992,452	$1,314,136
Cost of sales	520,849	515,502	717,101
Gross profit	530,757	476,950	597,035
Selling, general and administrative expense	260,928	233,607	248,812
Research, development and engineering expense	25,778	24,547	22,359
Acquisition and restructuring related expense	6,464	13,213	8,162
Amortization of intangible assets	28,800	30,361	32,129
Operating income	208,787	175,222	285,573
Interest expense, net	62,163	73,584	51,387
Loss on debt extinguishment	4,926	—	—
Other (income) expense, net	(2,484)	551	(51)
Total other expense	64,605	74,135	51,336
Income from operations before income taxes	144,182	101,087	234,237
Provision for income taxes	25,527	20,400	54,890
Net income	$118,655	$80,687	$179,347

Earnings per common share
Basic	$0.55	$0.38	$0.82
Diluted	$0.54	$0.37	$0.78
Weighted average common share outstanding
Basic	215,028,683	213,144,063	219,945,024
Diluted	221,370,188	220,688,616	229,726,497

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	2024			2023			2022
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$118,655			$80,687			$179,347
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,172)	—	(16,172)	5,101	—	5,101	(17,391)	—	(17,391)
Net change on cash flow hedges	(3,323)	831	(2,492)	(10,723)	2,681	(8,042)	31,676	(7,919)	23,757
Comprehensive income			$99,991			$77,746			$185,713

See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Changes in Redeemable Stock and Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	233,056,799	$238	$1,058,724	$(14,066)	$320,875	$3,742	$1,369,513
Net income	—	—	—	—	179,347	—	179,347
Stock-based compensation	—	—	7,948	—	—	—	7,948
Issuance of common stock for compensation plans	2,096,934	3	3,206	—	—	—	3,209
Repurchase of stock	(23,290,952)	—	—	(343,349)	—	—	(343,349)
Other comprehensive income	—	—	—	—	—	6,366	6,366
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	80,687	—	80,687
Stock-based compensation	—	—	9,165	—	—	—	9,165
Issuance of common stock for compensation plans	2,302,895	2	1,851	—	—	—	1,853
Repurchase of stock	—	—	—	(340)	—	—	(340)
Other comprehensive loss	—	—	—	—	—	(2,941)	(2,941)
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	118,655	—	118,655
Stock-based compensation	—	—	10,595	—	—	—	10,595
Issuance of common stock for compensation plans	1,612,844	2	1,979	—	—	—	1,981
Repurchase of stock	—	—		(378)	—	—	(378)
Other comprehensive loss	—	—		—	—	(18,664)	(18,664)
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
See accompanying notes to consolidated financial statements.

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$118,655	$80,687	$179,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	20,078	15,983	19,246
Amortization of intangible assets	35,783	37,079	38,393
Amortization of deferred debt issuance fees	4,203	4,696	3,271
Stock-based compensation	10,595	9,165	7,948
Deferred income taxes	(10,514)	(12,786)	(5,345)
Allowance for bad debts	(169)	(1,067)	1,934
Loss on debt extinguishment	4,926	—	—
Loss on impairment	—	6,720	—
(Gain) loss on sale of property, plant and equipment	(428)	1,000	6,128
Changes in operating assets and liabilities
Accounts receivable	(7,260)	(58,700)	(3,409)
Inventories	4,330	67,824	(35,117)
Other current and non-current assets	(41,167)	24,820	(40,197)
Accounts payable	11,794	14,551	(36,773)
Accrued expenses and other liabilities	61,242	(5,432)	(19,482)
Net cash provided by operating activities	212,068	184,540	115,944

Cash flows from investing activities
Purchases of property, plant, and equipment	(24,289)	(30,994)	(29,625)
Purchases of short-term investments	—	(25,000)
Acquisitions, net of cash acquired	(55,153)	—	(62,952)
Proceeds from sale of property, plant, and equipment	311	613	4
Proceeds from short-term investments	25,000	—	—
Net cash used in investing activities	(54,131)	(55,381)	(92,573)

Cash flows from financing activities
Purchases of common stock for treasury	(378)	—	(343,349)
Proceeds from issuance of long-term debt	2,886	5,448	129,725
Debt issuance costs	—	—	(8,547)
Payments of long-term debt	(138,638)	(12,518)	(10,445)
Proceeds from revolving credit facility	—	144,100	150,000
Payments on revolving credit facility	—	(144,100)	(150,000)
Proceeds from issuance of short term debt	6,340	6,130	8,119
Payments of short term debt	(6,463)	(6,894)	(5,063)
Other, net	(537)	222	320
Net cash (used in) provided by financing activities	(136,790)	(7,612)	(229,240)

Effect of exchange rate changes on cash and cash equivalents	(2,655)	373	(3,750)
Change in cash and cash equivalents	18,492	121,920	(209,619)
Cash and cash equivalents, beginning of year	178,097	56,177	265,796
Cash and cash equivalents, end of year	$196,589	$178,097	$56,177

Hayward Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosures of cash flow information:
Cash paid-interest	$68,476	$75,658	$51,499
Cash paid-income taxes	35,938	16,420	99,395

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$4,567	$1,150	$796
Equipment financed under finance leases	1,046	(21)	1,603

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Organization
Hayward Holdings, Inc. (the “Company”) is a global designer and manufacturer of pool and outdoor living technology. The Company has seven primary manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France, Spain and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to the terms of sale to customers.

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
Cash and Cash Equivalents
Cash equivalents primarily consist of cash on deposit with banks, readily marketable and highly rated investments in government securities and commercial paper with an original maturity date of three months or less at date of purchase; and money market funds that invest substantially all their assets in the types of investments aforementioned.
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
Short-term Investments
The Company classifies its investments as cash and cash equivalents or short-term investments based upon the terms of the investment. As of December 31, 2024 and December 31, 2023, the Company had certificates of deposit of zero and $25 million, respectively, reported as short-term investments in the consolidated balance sheets. Short-term investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings.
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

Activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Charges (Recoveries) to Costs and Expenses	(Deductions)	Balance at End of Period
2022	$2,003	$2,176	$(242)	$3,937
2023	3,937	(1,055)	(12)	2,870
2024	2,870	(108)	(61)	2,701
On July 3, 2024, the Company entered into a Receivables Purchase Agreement under which it may offer to sell eligible accounts receivable. The agreement is uncommitted and the eligible accounts receivable to be sold under the agreement consist of up to $125 million in accounts receivable generated by sales to specified customers of the Company. The Company will be paid a discounted purchase price for each receivable sold. The discount rate used to determine the purchase price for the subject receivables is based upon an annual interest rate equal to the forward-looking term rate based on the secured overnight financing rate for the period of time between payment to the Company and the due date for the receivable plus a buffer period specific to the obligor, plus a margin applicable to the specified obligor.
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. For the year ended December 31, 2024, there were immaterial proceeds from the sale of receivables under the Receivables Purchase Agreement and all sold receivables had been collected and remitted to the transferee as of December 31, 2024.
Inventories
Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves on a first-in, first-out (“FIFO”) basis. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. The Company evaluates inventory for excess and obsolescence and records necessary reserves based on historical costs, selling price, margin and current business trends.
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

The Company did not have any long-lived asset impairment charges for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recorded a $3.9 million impairment charge in its North America reportable segment for significant long-lived assets associated with the discontinuation of a product line. The charge is recorded within acquisition and restructuring related expense in the consolidated statements of operations. For the year ended December 31, 2022, the Company recorded a $5.5 million impairment charge in its North America reportable segment for significant long-lived assets associated with the discontinuation of a product joint development agreement. The charge is recorded within selling, general and administrative expense within the consolidated statements of operations.
Goodwill and Intangible Assets
The purchase price in excess of net assets of businesses acquired is classified as goodwill in the accompanying consolidated balance sheets.
The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company determined that it has 4 reporting units for this purpose. The Company tests for impairment at least annually or if there is an indication that goodwill may be impaired.
The Company has the option to first complete a qualitative assessment (i.e., “Step 0”) to determine whether it is more likely than not that the fair value of the business is less than its carrying amount. If the Company determines that this is the case, it is required to perform the currently prescribed quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. In addition to the more likely than not assessment as part of the Step 0, if significant time has elapsed since the prior valuation or economic conditions have been volatile, the Company may elect to perform a quantitative assessment.
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
For the year ended December 31, 2024, the Company completed a qualitative assessment and for the year ended December 31, 2023, the Company completed a quantitative impairment analysis of goodwill for each of its reporting units at November 30, 2024 and 2023, respectively. The qualitative assessment for the year ended December 31, 2024 indicated that it was more likely than not that the fair values of the reporting units were more than the carrying values. The results of the quantitative assessment for the year ended December 31, 2023 indicated the fair value of each of the reporting units exceeded the corresponding carrying value.
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
For the year ended December 31, 2024, the Company completed a qualitative impairment analysis of indefinite-lived intangible assets at November 30, 2024. The results of the qualitative assessment indicated that it was more likely than not that the fair values of the indefinite-lived intangible assets were more than the carrying values. For the year ended December 31, 2023, the Company completed a quantitative assessment of indefinite-lived intangible assets in conjunction with its quantitative impairment analysis of goodwill at November 30, 2023. The results of the quantitative assessment for the year ended December 31, 2023 indicated the fair values exceeded the corresponding carrying values.

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
The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, of which there was no expense for the years ended December 31, 2024 and 2023.
Concentration of Credit Risks
The Company’s largest customer accounted for approximately 36% of consolidated sales in both years ended December 31, 2024 and 2023 and represented 47% and 38% of total accounts receivable at December 31, 2024 and 2023, respectively. Another customer accounted for approximately 11% of consolidated sales for the year ended December 31, 2024 and represented 11% and 10% of total accounts receivable at December 31, 2024 and 2023, respectively. The Company’s sales to these customers are included in both the North America and Europe & Rest of World reportable segments. The Company has adequate availability of suppliers. The loss of any one supplier would not have a long-term material effect on the Company’s operations.
Research, Development, and Engineering
The Company conducts research, development and engineering (“RD&E”) activities in its own facilities which consist primarily of the development of new products, enhanced product applications, improved manufacturing and packaging processes. Costs of RD&E are primarily expensed as incurred. RD&E costs applicable to the development of software used in Company products are expensed as incurred until the software is determined to be technologically feasible and the RD&E activities for the other related components of the product have been completed. Once the software is determined to be technologically feasible, costs incurred are capitalized and amortized over the expected life of the product. Capitalized software to be sold is amortized within cost of sales in the consolidated statements of operations.

Advertising Costs
Advertising costs are typically expensed as incurred; however, certain costs are deferred and included within prepaid assets on the Company’s consolidated balance sheets. These deferred costs are expensed as the events occur or as the materials are distributed. Advertising costs expensed were $9.6 million, $9.0 million and $9.8 million for the years ended December 31, 2024, 2023 and 2022 respectively.
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
Earnings per Share
The Company presents both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury stock method for outstanding share-based compensation awards.
Insurance
The Company obtains standard corporate insurance policies with an insured position subject to retention (deductible) for risks including, but not limited to, fire, flood, cyber, directors and officers, business interruption, ocean cargo, workers’ compensation in the United States, automobile, property and casualty, general liability and product liability. The Company offers employee medical benefits in the United States under a self-funded plan combined with stop-loss coverage to limit its exposure to large claims. Insurance claims filed and claims incurred but not reported are accrued based upon estimates of the ultimate costs to be incurred using historical experience.
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
Acquisitions
The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill in the accompanying consolidated balance sheets. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the accompanying consolidated statements of operations in the period the costs are incurred.

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
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. For the year ended December 31, 2024, the Company adopted the standard resulting in additional segment expense disclosures. Refer to Note 12 for additional details regarding the Company’s segment disclosures.
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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which includes requirements that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its disclosures.
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
The following tables disaggregate net sales between product groups and geographic regions, respectively (in thousands):

	Years Ended December 31,
	2024	2023	2022
Product groups
Residential pool	$952,234	$904,028	$1,230,339
Commercial pool	49,578	38,972	34,037
Flow control	49,794	49,452	49,760
Total	$1,051,606	$992,452	$1,314,136
Geographic
United States	$823,926	$761,596	$990,196
Canada	71,572	61,680	118,663
Europe	92,199	93,311	120,857
Rest of World	63,909	75,865	84,420
Total International	227,680	230,856	323,940
Total	$1,051,606	$992,452	$1,314,136

Note 4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$94,168	$103,559
Work in progress	20,013	15,374
Finished goods	102,291	96,247
Total	$216,472	$215,180
Activity in the Company’s inventory obsolescence reserve is as follows (in thousands):

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
2022	$6,502	$7,422	$(2,038)	$11,886
2023	11,886	19,267	(1,878)	29,275
2024	$29,275	$7,295	$(9,520)	$27,050

Note 5. Property, Plant and Equipment, Net
The carrying value of property, plant, and equipment is as follows (in thousands):

	December 31,
	2024	2023
Land	$10,102	$10,513
Buildings and improvements	49,427	47,452
Machinery, tools and equipment	147,735	126,062
Information technology equipment and software	34,620	16,580
Construction in progress	21,656	43,431
Owned equipment	263,540	244,038
Machinery, tools and equipment	8,936	9,276
Construction in progress	—	1,582
Equipment under finance lease	8,936	10,858
Less: Accumulated depreciation	(112,099)	(95,917)
Total	$160,377	$158,979
Depreciation expense was $20.1 million, $16.0 million, and $19.2 million (of which $14.6 million, $12.6 million and $15.1 million is included within cost of sales) for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table presents property, plant, and equipment, net, by country (in thousands):

	December 31,
	2024	2023
United States	$124,751	$125,546
China	18,645	19,937
Canada	7,440	8,049
Spain	7,244	4,787
France	2,115	490
Other	182	170
Total	$160,377	$158,979

Note 6. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill is as follows (in thousands):

	North America	Europe & Rest of World	Total
Balance at December 31, 2022	$839,608	$92,788	$932,396
Currency translation	1,441	1,176	2,617
Balance at December 31, 2023	841,049	93,964	935,013
Acquisitions	16,032	—	16,032
Currency translation	(4,943)	(2,457)	(7,400)
Balance at December 31, 2024	$852,138	$91,507	$943,645
As of November 30, 2024 the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2023, the Company performed a quantitative impairment analysis, and no goodwill impairments were recorded.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$425,593	$(227,260)	$198,333	$413,220	$(206,912)	$206,308
Covenant not to compete	1,550	(776)	774	1,475	(473)	1,002
Trademarks	77,801	(35,011)	42,790	75,201	(29,914)	45,287
Product technology	94,381	(41,850)	52,531	82,505	(34,712)	47,793
Total amortizable intangibles	599,325	(304,897)	294,428	572,401	(272,011)	300,390
Trademarks	736,000	—	736,000	736,000	—	736,000
Total intangible assets	$1,335,325	$(304,897)	$1,030,428	$1,308,401	$(272,011)	$1,036,390

	Estimated Useful Lives	Net Carrying Amount December 31, 2023	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2024
Customer relationships	15-20	$206,308	$17,500	$(23,382)	$—	$(2,093)	$198,333
Covenant not to compete	5	1,002	75	(303)	—	—	774
Trademarks	15	45,287	2,600	(5,102)	—	5	42,790
Product technology	10-20	47,793	11,821	(6,996)	—	(87)	52,531
Total amortizable intangibles		300,390	31,996	(35,783)	—	(2,175)	294,428
Trademarks		736,000	—	—		—	736,000
Total intangible assets		$1,036,390	$31,996	$(35,783)	$—	$(2,175)	$1,030,428

	Estimated Useful Lives	Net Carrying Amount December 31, 2022	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2023
Customer relationships	15-20	$230,503	$—	$(25,005)	$—	$810	$206,308
Covenant not to compete	5	1,297	—	(295)	—	—	1,002
Trademarks	15	50,337	—	(5,048)	—	(2)	45,287
Product technology	10-15	55,039	—	(6,731)	(475)	(40)	47,793
Total amortizable intangibles		337,176	—	(37,079)	(475)	768	300,390
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,073,176	$—	$(37,079)	$(475)	$768	$1,036,390
Amortization expense was $35.8 million, $37.1 million and $38.4 million (of which $7.0 million, $6.7 million and $6.3 million is included within cost of sales) for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, the weighted-average remaining lives of definite-lived intangible assets is approximately 10.7 years. The weighted-average remaining lives at December 31, 2024 for customer relationships, trademarks, product technology and covenants not to compete are approximately 12.0, 8.6, 7.7 and 2.6 years, respectively.

Estimated future amortization expense related to amortizable intangibles as of December 31, 2024 is as follows (in thousands):

2025	$35,023
2026	33,511
2027	31,122
2028	28,857
2029	28,336
Thereafter	137,579
Total	$294,428

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Selling, promotional and advertising	$60,620	$48,440
Insurance reserve	32,836	9,450
Employee compensation and benefits	28,860	16,923
Warranty reserve	25,306	22,154
Inventory purchases	24,002	20,790
Freight	7,010	6,034
Operating lease liability - short term	8,673	7,828
Payroll taxes	5,232	1,700
Deferred income	3,399	4,021
Professional fees	2,254	1,449
Taxes - non-income	2,630	679
Short term notes payable	2,169	2,292
Business restructuring costs	1,304	1,690
Other accrued liabilities	12,947	12,093
Total	$217,242	$155,543
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
Changes in the warranty reserve are as follows (in thousands):

Balance at January 1, 2022	$24,174
Accrual for warranties issued during the period	31,753
Payments	(36,275)
Balance at December 31, 2022	19,652
Accrual for warranties issued during the period	47,368
Payments	(44,866)
Balance at December 31, 2023	22,154
Accrual for warranties issued during the period	43,708
Acquisition	1,105
Payments	(41,661)
Balance at December 31, 2024	$25,306

Note 8. Income Taxes
The components of income from operations before income taxes by jurisdiction are as follows (in thousands):

	December 31,
	2024	2023	2022
United States	$148,371	$89,461	$184,231
International	(4,189)	11,626	50,006
Total	$144,182	$101,087	$234,237
The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current
Federal	$29,166	$21,697	$38,180
State	7,183	6,575	9,979
International	(308)	4,914	12,076
	36,041	33,186	60,235
Deferred
Federal	(4,800)	(10,455)	(3,077)
State	(4,579)	(2,894)	(4,329)
International	(1,135)	563	2,061
	(10,514)	(12,786)	(5,345)
Provision for income taxes	$25,527	$20,400	$54,890
Reconciliation between the effective tax rate on income from operations and the statutory tax rate is as follows:

	December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes—net of federal benefit	1.4	2.9	1.9
International withholding taxes—net of federal benefit	0.2	3.7	0.4
GILTI	0.1	0.3	0.2
Research & development tax credit	(0.7)	(1.0)	(0.3)
Foreign derived intangible income (“FDII”) deduction	(1.7)	(2.3)	(0.9)
Valuation allowance	—	(1.6)	—
Prior-year tax return adjustments	(2.2)	(1.6)	0.1
Stock compensation	(0.8)	(3.0)	(1.7)
Non-deductible compensation subject to 162(m) limitation	0.7	1.0	1.1
Permanent differences	0.2	0.2	0.2
International rate differential	0.3	0.6	1.7
Other	(0.8)	—	(0.3)
Effective tax rate	17.7%	20.2%	23.4%
The decrease in the Company’s effective tax rate from 20.2% for the year ended December 31, 2023 to 17.7% for the year ended December 31, 2024 was primarily due to decreased foreign withholding and state taxes, partially offset by decreased tax benefit from stock compensation.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax asset
Lease liabilities	$13,512	$14,444
Inventory	9,311	11,970
Warranty reserve	5,923	5,157
Research and development capitalization	8,826	6,165
Accrued liabilities	6,506	3,653
Net operating loss carryforwards	3,052	3,423
Deferred compensation and stock options	3,851	3,108
Insurance reserve	1,313	1,283
Interest expense	443	450
Tax credits	164	316
Other	624	414
Total deferred tax asset	53,525	50,383
Deferred tax liability
Intangible assets	(241,213)	(251,111)
Property, plant & equipment	(21,310)	(18,778)
Right of use assets	(11,658)	(12,510)
Other current assets	(4,245)	(3,301)
Derivatives	(4,408)	(5,238)
Foreign withholding tax accrual	(2,146)	(2,448)
Net investment in lease	(1,864)	—
Deferred financing costs	(894)	(1,252)
Unrealized foreign exchange (gain)	(881)	(634)
Total deferred tax liability	(288,619)	(295,272)
Subtotal	(235,094)	(244,889)
Valuation allowance	(2,813)	(2,964)
Net deferred tax liability	$(237,907)	$(247,853)
Deferred taxes are reflected in the Company’s consolidated balance sheet based on tax jurisdiction as follows (in thousands):

	December 31,
	2024	2023
Deferred tax asset	$1,204	$1,114
Deferred tax liability	(239,111)	(248,967)
Net deferred tax liability	$(237,907)	$(247,853)
The Company has U.S. federal net operating loss (“NOL”) carryforwards in the amount of $12.6 million and $12.6 million as of December 31, 2024 and 2023, respectively, from historical acquisitions. The NOL carryforwards expire between 2035 and 2037. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from ownership changes in excess of 50 percent over a three-year period. The Company estimates that all of these NOL carryforwards may be subject to limitation and potentially expire prior to their utilization. The Company maintains a $12.6 million valuation allowance on these NOL carryforwards.

In addition, the Company’s France subsidiary has NOL carryforwards totaling approximately $1.6 million and $3.1 million as of December 31, 2024 and 2023, respectively, which have no expiration.
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
The Company’s total valuation allowance of $2.8 million and $3.0 million as of December 31, 2024 and 2023, respectively, consists of U.S. NOL carryforwards and U.S. tax credits.
The following table is a roll forward of the valuation allowance applied against certain deferred tax assets (in thousands):

	Balance at Beginning of Period	Provision for Income Taxes	Deductions	Balance at End of Period
2022	$3,770	$—	$—	$3,770
2023	$3,770	$767	$(1,573)	$2,964
2024	$2,964	$—	$(151)	$2,813
As of 2023, the Company no longer asserts that its undistributed earnings in one jurisdiction are permanently reinvested. Accordingly, the Company recorded a deferred tax liability of $2.1 million for the estimated taxes associated with the repatriation of the undistributed earnings in that jurisdiction. The Company will continue its practice and intention to reinvest the earnings of certain non-U.S. subsidiaries in those operations. As of December 31, 2024 and 2023, the Company has not made a provision for U.S. state tax or foreign withholding taxes on approximately $95.4 million for 2024 and $90.1 million for 2023 of its undistributed earnings and profits that are indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings and outside basis differences is not practicable.
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
The following table is a reconciliation of unrecognized tax benefits including any interest and penalties (in thousands):

Balance at January 1, 2022	$—
Currency	—
Balance at December 31, 2022	—
Currency	—
Balance at December 31, 2023	—
Additions based on tax positions related to current year	68
Additions based on tax positions related to prior years	1,255
Balance at December 31, 2024	$1,323

The Company files tax returns in various global jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, examinations for years before 2021. The statute of limitations in foreign jurisdictions generally ranges between three to four years. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, which as of December 31, 2024 and 2023 was zero.

Note 9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
First Lien Term Facility, due May 28, 2028	$965,000	$975,000
Incremental Term Loan B, due May 28, 2028	—	123,438
ABL Revolving Credit Facility	—	—
Other bank debt	6,461	8,775
Finance lease obligations	2,448	4,729
Subtotal	973,909	1,111,942
Less: Current portion of long-term debt	(13,991)	(15,088)
Less: Unamortized debt issuance costs	(9,356)	(17,574)
Total	$950,562	$1,079,280
Interest expense, net for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest expense on outstanding debt	$68,016	$75,972	$48,472
Amortization of deferred financing fees	4,203	4,696	3,271
Interest (income)	(10,056)	(7,084)	(356)
Interest expense, net	62,163	73,584	51,387
Loss on debt extinguishment	4,926	—	—
Total	67,089	73,584	51,387
The Company’s existing ABL Revolving Credit Facility (the “ABL Facility”) includes revolving loan commitments of $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, inventory, and qualified cash in North America. Accounts receivable sold under the Receivables Purchase Agreement are not eligible receivables under the ABL Facility. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to the Company’s Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $17.5 million First-In, Last-Out Sublimit (“FILO Sublimit”).
As of December 31, 2024, the Company had approximately $163.4 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. The ABL Facility matures on June 1, 2026. The borrowings under the ABL Facility bear interest at a rate equal to an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively, while the FILO Sublimit borrowings bear interest at a rate equal to SOFR or a base rate plus a margin of between 2.25% to 2.75% or 1.25% to 1.75%, respectively. The Company has the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
On June 26, 2024, the Company entered into the Fourth Amendment to its existing ABL Facility to replace the Canadian reference rate from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”).

The Company’s First Lien Credit Agreement (the “First Lien Term Facility”) bears interest at a rate equal to a base rate or SOFR (which includes an applicable credit spread adjustment), plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
Under the First Lien Term Facility, the Company had an incremental term loan in an aggregate original principal amount of $125 million (the “Incremental Term Loan B”). In April 2024, the Company voluntarily prepaid the Incremental Term Loan B in full.
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment for 2025 based on the First Lien Leverage Ratio as of December 31, 2024 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal is due at maturity on May 28, 2028. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Facilities.
At December 31, 2024, the future principal payments of the Company’s long-term debt obligations, excluding finance lease obligations, are as follows (in thousands):

2025	$12,424
2026	12,420
2027	11,117
2028	935,347
2029	102
Thereafter	51
Total	$971,461

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
As of each of December 31, 2024 and December 31, 2023, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million. A notional amount of $250.0 million matures in March 2025, a notional amount of $100.0 million matures in March 2026 and a notional amount of $250.0 million in January 2027.

During the year ended December 31, 2024, the Company entered into interest rate swap agreements with a notional amount of $250.0 million that will become effective in March 2025 and replace the existing swap agreements with a notional amount of $250.0 million that had March 2025 maturity dates. These new agreements mature in March 2028.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the year ended December 31, 2024 and December 31, 2023, the Company recognized $3.2 million of income and $2.1 million of expense, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location on the consolidated balance sheet of the Company’s significant derivative instruments (in thousands):

	Years Ended December 31,
	2024			2023
	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
Interest rate swaps (1)	$1,083	$16,640	$92	$—	$21,398	$—	$445
Foreign exchange contracts	2,339	—	—	227	—	872	$—
Total	$3,422	$16,640	$92	$227	$21,398	$872	$445

(1) The Company estimates that $8.7 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next twelve months.
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive income (in thousands):

	Unrealized Gain (Loss) Recognized in AOCI (1)			Gain (Loss) Reclassified from AOCI to Earnings (2)			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2024	2023	2022	2024	2023	2022
Interest rate swaps	$13,365	$4,917	$23,757	$16,688	$15,640	$(195)	Interest Expense
(1) The tax expense on the gain recognized in AOCI for the twelve months ended December 31, 2024, December 31, 2023 and December 31, 2022 was $3.3 million, $1.2 million and $7.9 million, respectively.
(2) The tax expense on the gain (loss) reclassified from AOCI to earnings for the twelve months ended December 31, 2024, December 31, 2023 and December 31, 2022 was $4.2 million, $3.9 million and zero, respectively.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$17,723	$—	$17,723	$—	$21,398	$—	$21,398
Foreign exchange contracts	—	2,339	—	2,339	—	227	—	227
Supplemental Retirement Plan assets	7,741	—	—	7,741	5,910	—	—	5,910
Liabilities:
Interest rate swaps	$—	$92	$—	$92	$—	$445	$—	$445
Foreign exchange contracts	—	—	—	—	—	872	—	872
Supplemental Retirement Plan liabilities	7,741	—	—	7,741	5,910	—	—	5,910
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$—	$—	$25,000	$25,000
Liabilities:
Long-term debt and related current maturities	$965,000	$970,433	$1,098,438	$1,098,422
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.

Note 12. Segments and Related Information
The Company has two reportable segments to align to its key geographies and go-to market strategy: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company’s CODM is the President and Chief Executive Officer. The Company determined its reportable segments based on how the CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM uses segment income in assessing performance of and allocating resources to the reportable segments. Segment income is defined as net sales less cost of sales, less segment SG&A and RD&E, excluding acquisition and restructuring related expense, as well as amortization of intangible assets.

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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment is included in the following summary (in thousands):

	Year Ended December 31, 2024
	North America	Europe & Rest of World	Total
External net sales	$895,498	$156,108	$1,051,606

Significant Segment Expenses
Cost of sales	421,223	99,626	520,849
Segment selling, general and administrative expense	188,021	33,591	221,612
Research, development and engineering expense	24,519	1,259	25,778
Segment income	261,735	21,632	283,367

Capital expenditures	24,699	2,144	26,843
Depreciation and amortization	24,974	1,215	26,189
Intersegment sales	19,171	157	19,328

	Year Ended December 31, 2023
	North America	Europe & Rest of World	Total
External net sales	$823,276	$169,176	$992,452

Significant Segment Expenses
Cost of sales	412,635	102,867	515,502
Segment selling, general and administrative expense	171,804	31,656	203,460
Research, development and engineering expense	23,412	1,135	24,547
Segment income	215,425	33,518	248,943

Capital expenditures	25,879	1,633	27,512
Depreciation and amortization	21,328	940	22,268
Intersegment sales	13,964	215	14,179

	Year Ended December 31, 2022
	North America	Europe & Rest of World	Total
External net sales	$1,108,859	$205,277	$1,314,136

Significant Segment Expenses
Cost of sales	594,004	123,097	717,101
Segment selling, general and administrative expense	186,377	32,284	218,661
Research, development and engineering expense	19,851	2,508	22,359
Segment income	308,627	47,388	356,015

Capital expenditures	24,169	2,375	26,544
Depreciation and amortization	23,313	767	24,080
Intersegment sales	32,514	453	32,967
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total segment income	$283,367	$248,943	$356,015
Corporate expense, net	39,316	30,147	30,151
Acquisition and restructuring related expense	6,464	13,213	8,162
Amortization of intangible assets	28,800	30,361	32,129
Operating income	208,787	175,222	285,573
Interest expense, net	62,163	73,584	51,387
Loss on debt extinguishment	4,926	—	—
Other (income) expense, net	(2,484)	551	(51)
Total other expense	64,605	74,135	51,336
Income from operations before income taxes	$144,182	$101,087	$234,237

Note 13. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023	2022
Net income	$118,655	$80,687	$179,347

Weighted average number of common shares outstanding, basic	215,028,683	213,144,063	219,945,024
Effect of dilutive securities(a)	6,341,505	7,544,553	9,781,473
Weighted average number of common shares outstanding, diluted	221,370,188	220,688,616	229,726,497

Earnings per share attributable to common stockholders, basic	$0.55	$0.38	$0.82
Earnings per share attributable to common stockholders, diluted	$0.54	$0.37	$0.78
(a) For the years ended December 31, 2024, 2023, and 2022 there were potential common shares totaling approximately 2.5 million , 2.8 million, and 2.3 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 14. Commitments and Contingencies
Litigation
The Company is involved in litigation arising in the normal course of business, including involving product liability claims. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. Under the current schedule, briefing on the motion to dismiss will be complete on March 4, 2025.

The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The Derivative Action seeks recovery of unspecified damages and attorney’s fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action has been stayed pending final decision on the motion to dismiss filed in the Securities Class Action.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Action and intend to vigorously defend ourselves in these matters. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Securities Class Action and the Derivative Action.
As of December 11, 2024, during the discovery phase of litigation in which the Company was one of several named defendants, the Company reached a mutual understanding to settle its liability in a wrongful death lawsuit related to a discontinued product. We expect the resolution to include payment in the amount of $22.0 million, which amount will be paid entirely by the Company’s insurance carriers pursuant to agreement among the Company and its insurance carriers. Accordingly, the Company recorded an accrual for a loss contingency of $22.0 million and insurance receivables of $22.0 million, which are recorded within other current assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. The Company expects the resolution payment to be made within the next five to nine months.
Contingencies
In September 2024, certain equipment and inventory of the Company located at a supplier’s facility experienced water damage following Hurricane Helene. As of December 31, 2024, the Company has made alternative arrangements and does not expect this to have a material effect on the Company’s operations or financial condition.

Note 15. Leases
The Company’s operating and finance lease portfolio primarily consists of manufacturing and warehouse space, office space, IT equipment, office equipment, and vehicles. Operating lease ROU assets are presented within other non-current assets. The current portion of operating lease liabilities are presented within accrued expenses and other liabilities, and the non-current portion of operating lease liabilities are presented within other non-current liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment - net, and the finance lease obligations are included in current portion of long-term debt and in long-term debt on the consolidated balance sheets.
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

The following lease cost is included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease cost (a)
Operating leases cost	$12,413	$12,216
Amortization of ROU assets	835	716
Interest on lease liabilities	133	169
Finance leases cost	968	885
Total lease cost	$13,381	$13,101

(a) With the exception of interest on lease liabilities, the Company records lease costs to cost of sales or selling, general and administrative expense on the consolidated statements of operations, depending on the use of the leased asset. Interest on lease liabilities are recorded to interest expense, net on the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,881	$13,032
Operating cash flows from finance leases	132	169
Financing cash flows from finance leases	1,969	1,790
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,871	$1,490
Finance leases	1,046	(21)
Supplemental balance sheet information related to leases as of December 31, 2024 was as follows (in     thousands):

	December 31,
	2024	2023
Operating leases
Other non-current assets	$55,809	$58,638
Accrued expenses and other liabilities	8,673	7,828
Other non-current liabilities	54,766	58,642
Total operating lease liabilities	63,439	66,470
Finance leases
Property, plant and equipment	8,936	10,858
Accumulated depreciation	(2,892)	(2,415)
Property, plant and equipment, net	6,044	8,443

Current maturities of long-term debt	1,753	2,121
Long-term debt	695	2,608
Total finance lease liabilities	$2,448	$4,729

Weighted average information:

	December 31,
	2024	2023
Finance leases
Remaining lease term (in years)	1.94	2.47
Discount rate	4.68%	2.98%
Operating leases
Remaining lease term (in years)	8.90	9.78
Discount rate	4.80%	4.71%
As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$11,517	$1,836
2026	10,148	272
2027	8,040	270
2028	7,302	177
2029	7,216	30
Thereafter	33,767	—
Total lease payments	77,990	2,585
Less: interest	(14,551)	(137)
Total	$63,439	$2,448

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
Dividends paid
For the years ended December 31, 2024 and 2023, no dividend was declared nor paid on the Common Stock.
Share Repurchases
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock for the years ended December 31, 2024 and December 31, 2023 under the Share Repurchase Program. As of December 31, 2024, $400.0 million remained available for additional share repurchases under the program.

Note 17. Stock-based Compensation
Stock-based compensation expense recorded in the consolidated statements of operations for equity-classified stock-based awards was $10.6 million, $9.2 million, and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company has established two equity incentive plans as described below.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of Common Stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of December 31, 2024, there were 10,197,246 shares available for future issuance under the 2021 Plan.
Options granted under the 2021 Plan expire no later than ten years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.
Performance-Based Restricted Stock Units
The Company utilizes performance-based restricted stock units (“PSUs”) as part of its equity awards program for certain senior management and executive officers. The vesting of the PSUs granted during 2024 is tied to adjusted EBITDA margin, gross profit margin and return on gross invested capital in 2024, with relative weightings of 40%, 40% and 20%, respectively, subject to a modifier of up to plus or minus 15% based on the Company’s absolute total shareholder return over a 3-year performance period. The vesting of the PSUs granted during 2023 is tied to return on gross invested capital and adjusted EBITDA margin while the PSUs granted during 2022 is tied to organic net revenue growth and adjusted EBITDA margin, each with a relative weighting of 50%. The PSUs are generally measured over 3-year performance periods with a minimum of 50% of the target awarded PSUs to be earned for threshold performance and a maximum of 200% of the target awarded PSUs to be earned for maximum performance. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The following table summarizes activity for PSUs under the 2021 Plan:

	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2023	229,277	$13.59
Granted	308,039	14.20
Forfeited	(19,324)	13.94
Vested and converted to common	—
Outstanding as of December 31, 2024	517,992	$13.94
At December 31, 2024 total unrecognized compensation cost related to the performance based stock units granted under the 2021 plan is estimated to be $5.2 million, to be recognized over a weighted-average period of 2.2 years.
The following table presents the weighted-average fair value of PSUs granted during the year:

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value per share of PSUs granted during the year	$14.20	$11.81	$16.50

Time-based Stock Options
The following table summarizes activity for stock options under the 2021 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,746,109	$15.62	7.83	$1,457
Granted	—	—
Exercised	(6,662)	11.81		15
Forfeited	(273,647)	17.03
Outstanding as of December 31, 2024	2,465,800	15.60	6.84	2,554
Options exercisable as of December 31, 2024	1,727,208	16.38	6.68	940
Options expected to vest as of December 31, 2024	738,592	$13.79	7.19	$1,614
The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value per share of options granted during the year	$—	$4.73	$5.40
Assumptions:
Risk-free interest rate	—%	4.26%	1.88%
Expected life (years)	—	6	6
Expected dividend yield	—%	—%	—%
Expected volatility	—%	32.3%	29.7%
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
At December 31, 2024, the total unrecognized compensation cost related to the stock options granted under the 2021 Plan was $1.5 million, to be recognized over a weighted-average period of 1.1 years.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of options exercised during the year	$15	$3	$2

Time-based Restricted Stock Units
The following table summarizes activity for time-based restricted stock units under the 2021 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2023	713,546	$12.36
Granted	852,030	14.17
Forfeited	(54,391)	12.87
Vested and converted to common	(313,525)	12.83
Outstanding as of December 31, 2024	1,197,660	$13.52

At December 31, 2024, the total unrecognized compensation cost related to restricted stock units granted under the 2021 Plan was $11.4 million, to be recognized over a weighted-average period of 2.6 years.
The total fair value of restricted stock awards vested was $4.0 million and $2.3 million in the years ended 2024 and 2023, respectively.
The following table presents the weighted-average fair value of time-based restricted stock units granted during the year:

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value per share of time-based restricted stock units granted during the year	$14.17	$11.62	$14.65
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
As of December 31, 2024, there were 5,993,808 outstanding options and no outstanding restricted stock awards under the 2017 Plan. No future awards will be made under the 2017 Plan following the Company’s IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).

Time-Based Stock Options
The following table summarizes activity for time-based stock options under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,627,497	$1.27	5.46	$44,717
Exercised	(1,028,047)	1.26		13,553
Forfeited	(49,058)	1.07
Outstanding as of December 31, 2024	2,550,392	1.24	4.47	35,829
Options exercisable as of December 31, 2024	2,394,392	1.23	4.42	33,662
Options expected to vest as of December 31, 2024	156,000	$1.40	5.30	$2,167

The total intrinsic value of options exercised was $13.6 million, $14.3 million, and $11.8 million in the years ended 2024, 2023 and 2022, respectively. At December 31, 2024, the total unrecognized compensation cost related to the time-based stock options granted under the 2017 Plan was $0.1 million, to be recognized over a weighted-average period of 0.3 year.
No stock options under the 2017 Plan were granted during the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of options exercised during the year	$13,553	$14,259	$11,774

Stock Options with Market and Performance Conditions
The following table summarizes activity for stock options with market and performance conditions under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,684,397	$1.31	5.55	$45,292
Exercised	(240,981)	2.21		3,023
Forfeited	—	—
Outstanding as of December 31, 2024	3,443,416	1.24	4.54	48,368
Options exercisable as of December 31, 2024	3,443,416	1.24	4.54	48,368
Options expected to vest as of December 31, 2024	—	$—	—	$—
The performance criteria for these awards was met on March 26, 2021 upon the completion of the Company’s initial public offering. As such, all performance-based stock options vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2024, there is no remaining unrecognized compensation cost related to performance-based stock options.
No stock options under the 2017 Plan were granted during the year ended December 31, 2024 and December 31, 2023.

The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of options exercised during the year	$3,023	$11,340	$12,849
Time-Based Restricted Stock Awards
The time-based criteria for all time-based restricted stock awards issued under the 2017 Plan was met in 2022. As such, all time-based restricted stock awards vested in 2022 and the Company recognized the related stock-based compensation expense in the year 2022.

Note 18. Retirement Plans
The Company maintains the Hayward Industries Retirement Plan (the “Retirement Plan”), a defined-contribution 401(k) plan, for substantially all of its U.S. employees. Under the Retirement Plan the Company contributes 3% of compensation as a non-elective contribution, to eligible employees, regardless of employee deferrals, and an additional non-elective contribution between 1 to 3% of compensation, based on age, for employees that were hired before January 1, 1996. To be eligible to receive the Company contribution, an employee must have been with the Company for one year and completed at least 1,000 hours of service. Additionally, the Retirement Plan allows employees to elect to defer up to 60% of their compensation on a pre-tax basis (not to exceed the IRS maximum), unless they are projected to be age 50 or older by the end of the taxable year. The Company matches 50% of each participant’s deferral contribution, in an amount up to 6% of the employee’s deferral. The Company’s contribution to the Retirement Plan was approximately $6.0 million, $5.7 million and $6.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company also maintains the Supplemental Retirement Plan. The Supplemental Retirement Plan allows key executives to contribute up to 25% of their base salary and up to 100% of their annual bonus (as defined in the Supplemental Retirement Plan). The Company matches 100% of an eligible employee’s deferral in an amount up to 9% of the employee’s eligible compensation contributed to the Supplemental Retirement Plan. The employer contributions vest immediately. The employer contribution was approximately $0.4 million, $0.3 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities. The following table presents the fair values of the related investments (in thousands):

	Years Ended December 31,
	2024	2023
Value of investments related to Supplemental Retirement Plan	$7,741	$5,910

Note 19. Acquisition and Restructuring Related Expense
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Business restructuring costs	$2,187	$12,419	$6,215
Acquisition transaction costs	4,277	794	1,947
Total	$6,464	$13,213	$8,162
In the third quarter of 2023, the Company initiated programs to centralize and consolidate manufacturing operations and professional services in Europe. For the twelve months ended December 31, 2024, the Company incurred $0.8 million of expense related to the program, bringing the total program cost to $3.2 million. These include severance and employee benefit costs, as well as other direct separation benefit costs.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

	Liability as of January 1, 2024	2024 Activity			Liability as of December 31, 2024
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
Termination benefits	$2,353	$1,402	$(2,221)	$—	$1,534
Facility-related	—	185	(185)	—	—
Other	6	600	(645)	67	28
Total	$2,359	$2,187	$(3,051)	$67	$1,562

	Liability as of January 1, 2023	2023 Activity			Liability as of December 31, 2023
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
Termination benefits	$2,422	$5,049	$(5,118)	$—	$2,353
Facility-related	—	108	(108)	—	—
Other(1)	—	7,262	(536)	(6,720)	6
Total	$2,422	$12,419	$(5,762)	$(6,720)	$2,359

(1) “Other” restructuring related activity primarily consists of a $6.7 million impairment loss associated with a discontinued product line.

	Liability as of January 1, 2022	2022 Activity			Liability as of December 31, 2022
		Costs Recognized	Cash Payments	Non-cash (Charge)/Gain
Termination benefits	$1,035	$6,093	$(4,706)	$—	$2,422
Facility-related	27	1,098	(684)	(441)	—
Other	4,374	(976)	(5,750)	2,352	—
Total	$5,436	$6,215	$(11,140)	$1,911	$2,422
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
The consideration paid net of cash acquired was $55.2 million. The purchase price was funded with cash on hand. For the twelve months ended December 31, 2024, transaction expenses recognized for the acquisition were $4.3 million. These expenses are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations.
The Company completed its acquisition accounting for this transaction. In addition to recording measurement period adjustments, the Company identified a deferred purchase price payment to seller employees that was determined to be a compensation arrangement. This resulted in a $6.3 million correction of the purchase price. The deferred purchase price payment was deposited into an escrow account at the date of the ChlorKing acquisition and is to be released from escrow to the seller employees one year from the date of the acquisition, subject to their continued employment. The deferred payment is recognized as an acquisition cost on the statement of operations (included within acquisition and restructuring related costs) over the twelve-month service period, but was previously reflected as a component of the purchase consideration. The remaining $3.2 million of deferred costs associated with this compensation arrangement are recorded as a prepaid asset on the consolidated balance sheet at December 31, 2024 (previously recorded as goodwill). The $6.3 million payment was classified as an investing activity in the consolidated statement of cash flows in the preliminary purchase price whereas the payment is classified as an operating activity in the consolidated statement of cash flows for the year ended December 31, 2024. The remainder of the reduction in the preliminary purchase price was related to measurement period adjustments related to working capital. The following table summarizes the consideration transferred and the allocation of the purchase price among the assets acquired and liabilities assumed, including the reduction to the purchase price described above and measurement period adjustments recorded through December 31, 2024:

	Preliminary Allocation	Adjustments (1)	Revised Allocation
	As of June 26, 2024		As of December 31, 2024
Cash and cash equivalents	$3,898	$134	$4,032
Receivables	3,701	(730)	2,971
Inventory	8,978	582	9,560
Prepaid expenses and other current assets	269	710	979
Property, plant and equipment	37	—	37
Other assets	2,565	—	2,565
Net Investment in Lease	1,867	5,525	7,392
Intangible assets	31,550	(6,775)	24,775
Accounts payable and accrued liabilities	(2,082)	(3,046)	(5,128)
Deferred tax liabilities	—	(1,810)	(1,810)
Other liabilities	(2,220)	—	(2,220)
Total identifiable net assets acquired	48,563	(5,410)	43,153
Goodwill	17,835	(1,803)	16,032
Purchase price	$66,398	$(7,213)	$59,185

(1) Adjustments include measurement period adjustments as well as the impact of the $6.3 million correction of the purchase price described above.

The estimated fair value and useful lives of the identifiable intangible assets are as follows:

	Useful Life	Amount
	(in years)	(in thousands)
Finite lived intangible assets
Tradename	15	$2,600
Customer relationships	15	17,500
Developed technology	10	4,600
Noncompete agreements	5	75
Total		$24,775
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

Note 20. Related Party Transactions
For the years ended December 31, 2024 and December 31, 2023, the Company did not incur any significant related party transactions.
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
Second, on May 2, 2022, the Company agreed to purchase 8.0 million shares being sold as part of an underwritten offering by certain affiliates of CCMP, at a price per share of approximately $13.88, for an aggregate consideration of approximately $111 million. The price per share was approved by an independent committee of the Board of Directors and is the same price at which the underwriters agreed to purchase shares from the selling stockholders in such underwritten offering. Closing of this share repurchase occurred on May 5, 2022.

Note 21. Condensed Financial Information of Registrant (Parent Company Only)
Hayward Holdings, Inc. balance sheets are as follows (in thousands, except per share data):

	December 31,
	2024	2023
Assets
Current Assets
Prepaid and other current assets	433	587
Total current assets	433	587
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	1,432,227	1,317,576
Total non-current assets	1,432,227	1,317,576
Total assets	$1,432,660	$1,318,163
Liabilities, Redeemable Stock and Stockholders’ Equity
Current liabilities
Intercompany liabilities	$8,538	5,980
Accrued expenses	91	138
Short term notes payable	384	587
Total current liabilities	9,013	6,705
Total liabilities	9,013	6,705
Stockholders' equity
Common stock $0.001 par value, 750,000,000 authorized; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024; 242,832,045 issued and 214,165,676 outstanding at December 31, 2023	245	243
Additional paid-in capital	1,093,468	1,080,894
Treasury stock	(358,133)	(357,755)
Retained earnings	699,564	580,909
Accumulated other comprehensive income (loss)	(11,497)	7,167
Total stockholders’ equity	1,423,647	1,311,458
Total liabilities, redeemable stock and stockholders’ equity	$1,432,660	$1,318,163

Hayward Holdings, Inc. statements of operations and comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Equity income in subsidiaries	$121,118	$83,372	$183,437
Selling, general, and administrative expense	2,418	2,685	4,090
Other expense (income), net	45	—	—
Income from operations before income taxes	118,655	80,687	179,347
Income tax expense (benefit)	—	—	—
Net income	$118,655	$80,687	$179,347
Comprehensive income, net of tax
Net income	$118,655	$80,687	$179,347
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0, and $0, respectively	(16,172)	5,101	(17,391)
Change in fair value of derivatives, net of tax expense (benefit) of $(831), $(2,681), and $7,919, respectively	(2,492)	(8,042)	23,757
Comprehensive income	$99,991	$77,746	$185,713
Hayward Holdings, Inc. statement of cash flows are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,119)	$(2,183)	$(4,015)
Cash flows from investing activities
Distributions received from subsidiaries	3,892	4,652	349,269
Capital contributions to subsidiaries	(3,038)	(3,467)	(8,078)
Net cash provided by (used in) investing activities	854	1,185	341,191
Cash flows from financing activities
Purchases of common stock for treasury	(378)	(340)	(343,349)
Proceeds from issuance of short-term debt	1,057	1,614	2,994
Payments of short-term debt	(1,395)	(2,129)	(1,905)
Proceeds from issuance of stock	1,981	1,853	3,206
Net cash provided by (used in) financing activities	1,265	998	(339,054)

Change in cash and cash equivalents and restricted cash	—	—	(1,878)
Cash and cash equivalents and restricted cash, beginning of year	—	—	1,878
Cash and cash equivalents and restricted cash, end of year	$—	$—	$—

Basis of Presentation
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Hayward Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing the subsidiaries’ credit facilities. Under the credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets and a portion of equity proceeds among other things, subject to satisfying minimum availability requirements for borrowings under the asset based revolving credit agreement and the absence of certain defaults, and an unlimited amount under the term loan credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis. As of December 31, 2024, the restricted net assets totaled approximately $1,193 million under the credit agreements.
These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Under the equity method, the Company elected to apply the nature of the distribution approach. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

Note 22. Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2021	$3,742	$—	$3,742
Other comprehensive (loss) income before reclassifications	(17,391)	31,676	14,285
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(17,391)	31,676	14,285
Tax amounts	—	(7,919)	(7,919)
Balance at December 31, 2022	(13,649)	23,757	10,108
Other comprehensive income before reclassifications	5,101	4,917	10,018
Amounts reclassified from accumulated other comprehensive income	—	(15,640)	(15,640)
Net current period other comprehensive income (loss)	5,101	(10,723)	(5,622)
Tax amounts	—	2,681	2,681
Balance at December 31, 2023	(8,548)	15,715	7,167
Other comprehensive (loss) income before reclassifications	(16,172)	13,365	(2,807)
Amounts reclassified from accumulated other comprehensive income	—	(16,688)	(16,688)
Net current period other comprehensive loss	(16,172)	(3,323)	(19,495)
Tax amounts	—	831	831
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Management has excluded ChlorKing from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. ChlorKing's total assets and total revenues represent approximately 1% and 1%, respectively, of the Company’s total assets and revenues as of and for the year ended December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company is implementing a new enterprise resource planning (“ERP”) system on a global basis, which is expected to occur in phases over the next several years. During the three months ended December 31, 2024, the Company deployed the new ERP for Europe in its Europe and Rest of World (“E&RW”) segment. The Company has appropriately considered this change in its design of and testing for effectiveness of internal controls over financial reporting. The new ERP is expected to improve the efficiency of certain financial and related transactional processes.

Other than the change of our ERP system for a portion of our E&RW segment, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information concerning compliance Section 16(a) of the Exchange Act, the audit committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Security Ownership of Certain Beneficial Owners and Management— Section 16 Reports,” “Corporate Governance—Board Committees,” “Corporate Governance—Membership and Functions of the Committees of the Board,” “Corporate Governance—Code of Ethics for Senior Executive and Financial Officers and Business Conduct Policy,” “Corporate Governance—Insider Trading Policy, Hedging and Pledging Policies, Derivative Trading” and “Board of Directors,” in our definitive proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference.
We have adopted a Code of Ethics for Senior Executive and Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer, Treasurer and Corporate Controller and any persons performing similar functions. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Executive and Financial Officers, or waivers of such provisions applicable to any principal executive officer, principal financial officer or other persons performing similar functions on our website. A copy of our Code of Ethics for Senior Executive and Financial Officers is available under the investor relations—governance section of our website, global.hayward.com.

Item 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (except for the information under the subheading “Pay versus Performance”), “Corporate Governance—Non-Employee Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference. The information set forth under the caption “Compensation Committee Report” in our definitive proxy statement for the 2025 annual meeting of stockholders is furnished herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference.
The table below contains information as of December 31, 2024, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding) Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,175,260	$5.43	10,197,246
Equity compensation plans not approved by security holders	—	—	—
Total	10,175,260	$5.43	10,197,246

(1) Column (b) relates to stock options and does not include any exercise price for restricted share awards and restricted stock units because the value of such equity awards is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning transactions with related persons and the independence of our directors is set forth under the captions, “Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference.

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

10.11
Amendment No. 4 to ABL Credit Agreement, dated June 26, 2024, by and among Hayward Industries, Inc., Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., Hayward Ibérica, S.L.U., the Released Parties (as defined therein), the other Restricted Subsidiaries party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Lenders and Issuing Banks party thereto (previously filed as Exhibit 10.1 to the Form 10-Q filed on July 30, 2024 and incorporated herein by reference).

10.12
Receivables Purchase Agreement, dated July 3, 2024, between Hayward Industries, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the Form 8-K filed on July 9, 2024 and incorporated herein by reference).

10.13+
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

10.18+	Hayward Holdings, Inc. 2021 Equity Incentive Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
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

10.21+	Form of Performance Stock Unit Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).
10.22+	Hayward Holdings, Inc. 2021 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.23+	Hayward Holdings, Inc. 2021 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.24+
Amended and Restated Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Kevin Holleran, dated March 2, 2021 (previously filed as Exhibit 10.21 to the Form 10-K filed on March 9, 2022 and incorporated herein by reference).

10.25+
First Amendment to the Amended and Restated Employment Agreement, dated as of July 18, 2023, between Hayward Industries, Inc., Hayward Holdings, Inc. and Kevin P. Holleran (previously filed as Exhibit 10.1 to the Form 10-Q filed on October 31, 2023 and incorporated herein by reference).

10.26+
Relocation Agreement, dated as of November 14, 2023, between Hayward Industries, Inc. and Kevin P. Holleran (previously filed as Exhibit 10.24 to the Form 10-K filed on February 29, 2024 and incorporated herein by reference).

10.27+
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

10.30+*	Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Eric Sejourne, dated February 7, 2024.
10.31+	Form of Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.32+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
19.1	Hayward Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
97.1	Hayward Holdings, Inc. Incentive-Based Compensation Recovery Policy (previously filed as Exhibit 97.1 to the Form 10-K filed on February 29, 2024 and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and             Item 601 of Regulation S-K of the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2025.
HAYWARD HOLDINGS, INC.
By: /s/ Eifion Jones
Eifion Jones
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Holleran	President and	February 27, 2025
Chief Executive Officer
Kevin Holleran	(Principal Executive Officer) and Director
/s/ Eifion Jones	Senior Vice President and	February 27, 2025
Chief Financial Officer
Eifion Jones	(Principal Financial Officer and Principal Accounting Officer)
/s/ Christopher Bertrand	Director	February 27, 2025
Christopher Bertrand*
/s/ Kevin D. Brown	Director	February 27, 2025

Kevin D. Brown*
/s/ Diane Dayhoff	Director	February 27, 2025
Diane Dayhoff*
/s/ Stephen Felice	Director	February 27, 2025
Stephen Felice*
/s/ Lawrence Silber	Director	February 27, 2025
Lawrence Silber*
/s/ Arthur Soucy	Director	February 27, 2025
Arthur Soucy*
/s/ Lori Walker	Director	February 27, 2025
Lori Walker*
/s/ Ed Ward	Director	February 27, 2025
Ed Ward*
*By: /s/ Susan M. Canning
Susan M. Canning, Attorney-in-Fact