Form 10-Q
period 2025-03-29
Hayward Holdings, Inc.
filed 2025-05-01
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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

The registrant had outstanding 216,287,902 shares of common stock as of April 29, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hayward Holdings, Inc. (the “Company,” “we” or “us”) contains certain “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These forward-looking statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and actual results may differ materially from the expectations we describe in our forward-looking statements.
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
Important factors that could affect our future results and could cause those results or other outcomes to differ materially from those indicated in our forward-looking statements include the following:
• our relationships with and the performance of distributors, builders, buying groups, retailers, e-tailers and servicers who sell our products to pool owners;
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
• the impact of product manufacturing disruptions, including as a result of catastrophe, procurement challenges and other events beyond our control;
• competition from national and global companies, as well as lower-cost manufacturers;
• the imposition, or threat of imposition, of tariffs and other trade restrictions could adversely affect our business, including as a result of an adverse impact on general economic conditions;
• our ability to execute on growth strategies and expansion opportunities;
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
• misuse of our technology-enabled products could lead to reduced sales, liability claims or harm to our reputation;
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
• the impact of material cost and other inflation, including as a result of new or increased tariffs;
• our ability to attract and retain senior management and other qualified personnel;
• the outcome of litigation and governmental proceedings;
• uncertainties related to distribution channel inventory practices and the impact on our net sales volumes;
• our ability to realize cost savings from restructuring activities; and
• other factors set forth in the respective “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 29, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$181,333	$196,589
Accounts receivable, net of allowances of $2,761 and $2,701, respectively	293,809	278,582
Inventories, net	233,165	216,472
Prepaid expenses	14,140	20,203
Income tax receivable	1,279	6,426
Other current assets	49,773	48,697
Total current assets	773,499	766,969
Property, plant, and equipment, net of accumulated depreciation of $118,434 and $112,099, respectively	158,806	160,377
Goodwill	945,655	943,645
Trademark	736,000	736,000
Customer relationships, net	193,260	198,333
Other intangibles, net	93,597	96,095
Other non-current assets	83,780	89,205
Total assets	$2,984,597	$2,990,624
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,637	$13,991
Accounts payable	95,381	81,476
Accrued expenses and other liabilities	185,355	217,242
Income taxes payable	—	273
Total current liabilities	294,373	312,982
Long-term debt, net	950,376	950,562
Deferred tax liabilities, net	236,945	239,111
Other non-current liabilities	63,524	64,322
Total liabilities	1,545,218	1,566,977
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of March 29, 2025 and December 31, 2024	—	—
Common stock $0.001 par value, 750,000,000 authorized; 244,870,506 issued and 216,204,137 outstanding at March 29, 2025; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024	245	245
Additional paid-in capital	1,096,819	1,093,468
Common stock in treasury; 28,666,369 and 28,666,369 at March 29, 2025 and December 31, 2024, respectively	(359,126)	(358,133)
Retained earnings	713,897	699,564
Accumulated other comprehensive income	(12,456)	(11,497)
Total stockholders’ equity	1,439,379	1,423,647
Total liabilities, redeemable stock, and stockholders’ equity	$2,984,597	$2,990,624

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$228,841	$212,569
Cost of sales	115,466	107,990
Gross profit	113,375	104,579
Selling, general and administrative expense	65,117	60,014
Research, development and engineering expense	5,986	6,302
Acquisition and restructuring related expense	1,926	504
Amortization of intangible assets	6,835	6,900
Operating income	33,511	30,859
Interest expense, net	13,651	18,592
Other expense (income), net	1,179	(638)
Total other expense	14,830	17,954
Income from operations before income taxes	18,681	12,905
Provision for income taxes	4,348	3,065
Net income	$14,333	$9,840

Earnings per share
Basic	$0.07	$0.05
Diluted	$0.06	$0.04

Weighted average common shares outstanding
Basic	215,962,018	214,357,439
Diluted	221,851,399	221,076,443

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 29, 2025			March 30, 2024
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$14,333			$9,840
Other comprehensive income (loss):
Foreign currency translation adjustments	3,729	—	3,729	(5,709)	—	(5,709)
Net change on cash flow hedges	(6,250)	1,562	(4,688)	3,152	(677)	2,475
Comprehensive income			$13,374			$6,606

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of Common Stock	425,617	—	416	—	—	—	416
Repurchase of stock	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income	$14,333	$9,840
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	6,263	4,310
Amortization of intangible assets	8,535	8,543
Amortization of deferred debt issuance fees	837	1,180
Stock-based compensation	2,935	1,983
Deferred income taxes	(709)	(1,083)
Allowance for bad debts	(5)	150
(Gain) loss on sale of property, plant and equipment	11	(40)
Changes in operating assets and liabilities
Accounts receivable	(13,931)	(81,753)
Inventories	(14,977)	(7,087)
Other current and non-current assets	7,918	9,743
Accounts payable	13,519	7,364
Accrued expenses and other liabilities	(30,579)	(30,354)
Net cash used in operating activities	(5,850)	(77,204)

Cash flows from investing activities
Purchases of property, plant, and equipment	(5,517)	(5,422)
Software development costs	(595)	(510)
Proceeds from sale of property, plant, and equipment	1	47
Proceeds from short-term investments	—	25,000
Net cash (used in) provided by investing activities	(6,111)	19,115

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,194
Payments of long-term debt	(590)	(3,230)
Payments of short-term notes payable	(1,788)	(1,719)
Purchase of common stock	(993)	(355)
Other, net	(364)	28
Net cash used in financing activities	(3,735)	(3,082)

Effect of exchange rate changes on cash and cash equivalents	440	(1,053)
Change in cash and cash equivalents	(15,256)	(62,224)
Cash and cash equivalents, beginning of period	196,589	178,097
Cash and cash equivalents, end of period	$181,333	$115,873

Supplemental disclosures of cash flow information:
Cash paid-interest	$9,826	$19,002
Cash paid-income taxes	151	109

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$2,232	$1,102
Equipment financed under finance leases	103	132

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 dates. We had three less working days for the three months ended March 29, 2025 compared to the respective 2024 period.

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
Hayward Holdings, Inc. and its direct wholly owned subsidiary, Hayward Intermediate, Inc., are holding companies with no other operations, material assets or liabilities other than the ownership by Hayward Intermediate, Inc. of all of the equity interests in Hayward Industries, Inc., which is the borrower under our First Lien Term Facility and ABL Revolving Credit Facility (collectively “Credit Facilities”). Refer to Note 21. Condensed Financial Information of Registrant (Parent Company Only) of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the financial information detail of the holding company, Hayward Holdings, Inc.
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
Accounts Receivable, Net
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. For the three months ended March 29, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement, and $100.0 million of sold receivables remained to be collected and remitted to the transferee as of March 29, 2025. The loss recognized on the sales for the three months ended March 29, 2025 was $0.9 million.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Product groups
Residential pool	$201,777	$191,878
Commercial pool	15,010	8,503
Flow control	12,054	12,188
Total	$228,841	$212,569

Geographic
United States	$173,072	$158,725
Canada	13,997	14,704
Europe	27,957	25,781
Rest of World	13,815	13,359
Total International	55,769	53,844
Total	$228,841	$212,569

4. Inventories
Inventories, net, consist of the following (in thousands):

	March 29, 2025	December 31, 2024
Raw materials	$87,599	$94,168
Work in progress	21,887	20,013
Finished goods	123,679	102,291
Total	$233,165	$216,472

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 29, 2025	December 31, 2024
Selling, promotional and advertising	$44,681	$60,620
Insurance reserve	33,534	32,836
Warranty reserve	26,687	25,306
Inventory purchases	16,883	24,002
Employee compensation and benefits	16,450	28,860
Operating lease liability - short term	8,881	8,673
Freight	6,571	7,010
Accrued Interest	5,071	591
Deferred income	3,849	3,399
Payroll taxes	3,705	5,232
Taxes - non income	3,032	2,630
Professional fees	2,467	2,254
Business restructuring costs	1,465	1,304
Short-term notes payable	381	2,169
Other accrued liabilities	11,698	12,356
Total	$185,355	$217,242

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	26,687

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	23,357

Warranty expenses for the three months ended March 29, 2025 and March 30, 2024 were $8.1 million and $8.2 million, respectively.

6. Income Taxes
The Company’s effective tax rate for the three months ended March 29, 2025 and March 30, 2024 was 23.3% and 23.8%, respectively, after discrete items. The change in the Company's effective tax rate was primarily due to a reduction in the foreign rate differential.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were uncertain tax positions of $1.3 million as of March 29, 2025 and December 31, 2024.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	March 29, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$965,000	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	5,871	6,461
Finance lease obligations	1,886	2,448
Subtotal	972,757	973,909
Less: Current portion of the long-term debt	(13,637)	(13,991)
Less: Unamortized debt issuance costs	(8,744)	(9,356)
Total	$950,376	$950,562

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
The Credit Facilities contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2025 based on the First Lien Leverage Ratio as of December 31, 2024 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Revolving Credit Facility (“ABL Facility”) is June 1, 2026. As of March 29, 2025, the Company was in compliance with all covenants under the Credit Facilities.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 29, 2025 and December 31, 2024, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended March 29, 2025 and March 30, 2024, the Company recognized $0.8 million of expense and $1.1 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within the Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities
	March 29, 2025			December 31, 2024
Interest rate swaps	$—	$11,606	$226	$1,083	$16,640	$92
Foreign exchange contracts	1,295	—	—	2,339	—	—
Total	$1,295	$11,606	$226	$3,422	$16,640	$92
The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest rate swaps (3)	$(3,460)	$7,664	$2,790	$4,364	Interest expense, net

(1) The tax benefit and expense, respectively, on the (loss) gain recognized in AOCI for the three months ended March 29, 2025 and March 30, 2024 was $0.9 million and $1.9 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended March 29, 2025 and March 30, 2024 was $0.7 million and $1.1 million, respectively.
(3) The Company estimates that $7.0 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 29, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,606	$—	$11,606	$—	$17,723	$—	$17,723
Foreign exchange contracts	—	1,295	—	1,295	—	2,339	—	2,339
Supplemental Retirement Plan assets	8,607	—	—	8,607	7,741	—	—	7,741
Liabilities:
Interest rate swaps	$—	$226	$—	$226	$—	$92	$—	$92
Supplemental Retirement Plan liabilities	8,607	—	—	8,607	7,741	—	—	7,741
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.
The following table sets forth the Company’s financial liabilities that were not carried at fair value (in thousands):

	March 29, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt and related current maturities	$965,000	$969,825	$965,000	$970,433

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company's CODM is the President and Chief Executive Officer. The Company determined its reportable segments based on how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM uses segment income in assessing performance of and allocating resources to the reportable segments. Segment income is defined as net sales less cost of sales, less segment selling, general and administrative expense (“SG&A”) and research development and engineering expense (“RD&E”), excluding acquisition and restructuring related expense, as well as amortization of intangible assets recorded within segment SG&A expense.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	March 29, 2025			March 30, 2024
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$187,069	$41,772	$228,841	$173,429	$39,140	$212,569

Significant Segment Expenses
Cost of Sales	88,333	27,133	115,466	83,552	24,438	107,990
Segment selling, general and administrative expense	49,625	7,772	57,397	44,161	8,338	52,499
Research, development and engineering expense	5,657	329	5,986	5,974	328	6,302
Segment income	43,454	6,538	49,992	39,742	6,036	45,778

Capital expenditures (1)	5,900	212	6,112	5,239	667	5,906
Depreciation and amortization (1)(2)	7,200	414	7,614	5,530	257	5,787
Intersegment sales	6,684	63	6,747	8,077	30	8,107

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Total segment income	$49,992	$45,778
Corporate expense, net	7,720	7,515
Acquisition and restructuring related expense	1,926	504
Amortization of intangible assets	6,835	6,900
Operating income	33,511	30,859
Interest expense, net	13,651	18,592
Other (income) expense, net	1,179	(638)
Total other expense	14,830	17,954
Income from operations before income taxes	$18,681	$12,905

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income attributable to common stockholders	$14,333	$9,840

Weighted average number of common shares outstanding, basic	215,962,018	214,357,439
Effect of dilutive securities(a)	5,889,381	6,719,004
Weighted average number of common shares outstanding, diluted	221,851,399	221,076,443

Earnings per share attributable to common stockholders, basic	$0.07	$0.05
Earnings per share attributable to common stockholders, diluted	$0.06	$0.04
(a) For the three months ended March 29, 2025 and March 30, 2024 there were potential common shares totaling approximately 1.8 million and 2.9 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
As of December 11, 2024, during the discovery phase of litigation in which the Company was one of several named defendants, the Company reached a mutual understanding to settle its liability in a wrongful death lawsuit related to a discontinued product. We expect the resolution to include payment in the amount of $22.0 million, which amount will be paid entirely by the Company’s insurance carriers pursuant to agreement among the Company and its insurance carriers. Accordingly, the Company has an accrual for a loss contingency of $22.0 million and insurance receivables of $22.0 million, which are recorded within other current assets and accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets, respectively. The Company expects the resolution payment to be made within the next three to six months.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. The briefing on the motion to dismiss was completed on March 4, 2025. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$751	$1,104
Finance leases	103	132
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 29, 2025	December 31, 2024
Operating leases
Other non-current assets	$54,246	$55,809
Accrued expenses and other liabilities	8,881	8,673
Other non-current liabilities	52,930	54,766
Total operating lease liabilities	61,811	63,439

Finance leases
Property, plant and equipment	7,202	8,936
Accumulated depreciation	(2,653)	(2,892)
Property, plant and equipment, net	4,549	6,044

Current maturities of long-term debt	1,170	1,753
Long-term debt	716	695
Total finance lease liabilities	$1,886	$2,448

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
Dividends paid
For the three months ended March 29, 2025 and March 30, 2024, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended March 29, 2025 under the Share Repurchase Program. As of March 29, 2025, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three months ended March 29, 2025 and March 30, 2024 was $2.9 million and $2.0 million, respectively.
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
During the three months ended March 29, 2025, the Company granted 477,354 time-based restricted stock units and 353,162 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $14.49 and $14.49, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Business restructuring costs	$213	$504
Acquisition transaction and integration costs	1,713	—
Total	$1,926	$504
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three months ended March 29, 2025 and March 30, 2024, the Company incurred zero and $0.4 million of expense related to the programs, respectively. The total costs incurred to execute the programs were $3.2 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2025 Activity
	Liability as of December 31, 2024	Costs Recognized	Cash Payments	Liability as of March 29, 2025
One-time termination benefits	$1,534	$213	$(42)	$1,705
Other	28	—	(28)	—
Total	$1,562	$213	$(70)	$1,705

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of March 30, 2024
One-time termination benefits	$2,353	$263	$(1,708)	$—	$908
Facility-related	—	65	(65)	—	—
Other	6	176	(243)	67	6
Total	$2,359	$504	$(2,016)	$67	$914

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
The consideration paid net of cash acquired was $55.2 million. The purchase price was funded with cash on hand. For the three months ended March 29, 2025, transaction expenses recognized for the acquisition were $1.7 million. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations. The acquisition accounting was complete as of December 31, 2024.

17. Related-Party Transactions
During the three months ended March 29, 2025 and March 30, 2024, the Company did not incur any significant related-party transactions.

18. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive (loss) income before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive (loss) income	3,729	(6,250)	(2,521)
Tax Amounts	—	1,562	1,562
Balance at March 29. 2025	$(20,991)	$8,535	$(12,456)

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2023	$(8,548)	$15,715	$7,167
Other comprehensive income (loss) before reclassifications	(5,709)	7,516	1,807
Amounts reclassified from accumulated other comprehensive income	—	(4,364)	(4,364)
Net current period other comprehensive income (loss)	(5,709)	3,152	(2,557)
Tax Amounts	—	(677)	(677)
Balance at March 30, 2024	$(14,257)	$18,190	$3,933

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.

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
We have an estimated North American residential pool market share of approximately 33%. We believe that we are well-positioned for future growth. Historically aftermarket sales have represented approximately 80% of net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
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
The NAM segment manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States and Canada, and manufactures and sells flow control products.
The E&RW segment manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.
NAM accounted for 82% of total net sales for the three months ended March 29, 2025 and March 30, 2024, and E&RW accounted for 18% of total net sales for the three months ended March 29, 2025 and March 30, 2024.
Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three months ended March 29, 2025 and the three months ended March 30, 2024 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 date. This resulted in three less working days for the three months ended March 29, 2025 compared to the respective 2024 period. Throughout this discussion we may refer to the three months ended March 29, 2025 and the three months ended March 30, 2024 as the “First Quarter” and “Comparable Quarter,” respectively.
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
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs announced by foreign governments in response to these actions, have created substantial uncertainty in the global economy. This uncertainty, as well as the direct impact of these tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World (“E&RW”),” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three months ended March 29, 2025 and March 30, 2024 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$228,841	$212,569
Cost of sales	115,466	107,990
Gross profit	113,375	104,579
Selling, general and administrative expense	65,117	60,014
Research, development and engineering expense	5,986	6,302
Acquisition and restructuring related expense	1,926	504
Amortization of intangible assets	6,835	6,900
Operating income	33,511	30,859
Interest expense, net	13,651	18,592
Other expense (income), net	1,179	(638)
Total other expense	14,830	17,954
Income from operations before income taxes	18,681	12,905
Provision for income taxes	4,348	3,065
Net income	$14,333	$9,840
Adjusted EBITDA (a)	$49,102	$45,041
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $228.8 million for the three months ended March 29, 2025 from $212.6 million for the three months ended March 30, 2024, an increase of $16.2 million, or 7.7%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

Three Months Ended
March 29, 2025
Volume	3.4%
Acquisitions	2.6%
Price, net of discounts and allowances	2.5%
Currency and other	(0.8)%
Total	7.7%
The net sales increase for the three months ended March 29, 2025 was driven by an increase in volume, the favorable impact from acquisitions and net price, partially offset by the unfavorable impact of foreign currency translation. The growth in volume was driven by the U.S. and Europe and the favorable timing of orders.
Gross profit and gross profit margin
Gross profit increased to $113.4 million for the three months ended March 29, 2025 from $104.6 million for the three months ended March 30, 2024, an increase of $8.8 million, or 8.4%.
Gross profit margin increased to 49.5% for the three months ended March 29, 2025 compared to 49.2% for the three months ended March 30, 2024, an increase of 30 basis points, due to positive net price.

Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $65.1 million for the three months ended March 29, 2025 from $60.0 million for the three months ended March 30, 2024, an increase of $5.1 million, or 8.5%, primarily due to normalized incentive compensation and investments in our customer care and selling teams.
As a percentage of net sales, SG&A increased to 28.5% for the three months ended March 29, 2025 as compared to 28.2% for the three months ended March 30, 2024, an increase of 30 basis points, driven by the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) decreased to $6.0 million for the three months ended March 29, 2025 from $6.3 million for the three months ended March 30, 2024, primarily as a result of timing of projects compared to the three months ended March 30, 2024. RD&E spend continues to be focused on new product development and new product quality.
As a percentage of net sales, RD&E was 2.6% for the three months ended March 29, 2025, compared to 3.0% for the three months ended March 30, 2024.
Acquisition and restructuring related expense
For the three months ended March 29, 2025, we incurred $1.9 million of acquisition and restructuring related expense as compared to $0.5 million of expense for the three months ended March 30, 2024. The expense in the First Quarter was primarily driven by costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”), including the deferred purchase price treated as compensation cost over the twelve-month service period from the date of acquisition, compared to the Comparable Quarter which was primarily related to severance and other costs associated with the centralization and consolidation of operations in Europe.
Amortization of intangible assets
For the three months ended March 29, 2025, amortization of intangible assets decreased by $0.1 million compared to the three months ended March 30, 2024 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three months ended March 29, 2025, operating income increased $2.7 million due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $13.7 million for the three months ended March 29, 2025 from $18.6 million for the three months ended March 30, 2024.
Interest expense, net, for the three months ended March 29, 2025 consisted of $14.3 million of interest expense on the outstanding debt and $0.9 million of amortization of deferred financing fees, partially offset by $1.5 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.31% for the three months ended March 29, 2025.
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
Interest expense, net, decreased by $4.9 million for the First Quarter compared to the Comparable Quarter, primarily due to reduced debt as a result of the repayment of the Incremental Term Loan B principal balance in April 2024 and lower interest rates.
Provision for income taxes
We incurred income tax expense of $4.3 million for the three months ended March 29, 2025 compared to income tax expense of $3.1 million for the three months ended March 30, 2024, an increase of $1.2 million, or 41.9%.
The decrease in the Company’s effective tax rate from 23.8% for the three months ended March 30, 2024 to 23.3% for the three months ended March 29, 2025 was primarily due to a reduction in the foreign rate differential.

Net income and net income margin
As a result of the foregoing, net income increased $4.5 million for the three months ended March 29, 2025.
Net income margin increased to 6.3% for the three months ended March 29, 2025 compared to 4.6% for the three months ended March 30, 2024, an increase of 170 basis points.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $49.1 million for the three months ended March 29, 2025 from $45.0 million for the three months ended March 30, 2024, an increase of $4.1 million, or 9.0%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 21.5% for the three months ended March 29, 2025 compared to 21.2% for the three months ended March 30, 2024, an increase of 30 basis points.
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

North America (“NAM”)

(Dollars in thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$187,069	$173,429
Gross profit	$98,739	$89,877
Gross profit margin %	52.8%	51.8%
Segment income	$43,454	$39,742
Segment income margin %	23.2%	22.9%
Adjusted segment income (a)	$50,657	$45,303
Adjusted segment income margin % (a)	27.1%	26.1%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $187.1 million for the three months ended March 29, 2025 from $173.4 million for the three months ended March 30, 2024, an increase of $13.7 million, or 7.9%.
The year-over-year net sales increase was driven by the following factors:

Three Months Ended
March 29, 2025
Acquisitions	3.1%
Price, net of allowances and discounts	2.8%
Volume	2.4%
Currency and other	(0.4)%
Total	7.9%
The net sales increase for the three months ended March 29, 2025 was driven by the acquisition and successful integration of the ChlorKing business, positive net price and volume growth due to the timing of orders in the 2025 season.
Gross profit and gross profit margin
Gross profit increased to $98.7 million for the three months ended March 29, 2025 from $89.9 million for the three months ended March 30, 2024, an increase of $8.8 million, or 9.9%.
Gross profit margin increased to 52.8% for the three months ended March 29, 2025 from 51.8% for the three months ended March 30, 2024, an increase of 100 basis points. Gross margin increased due to positive net price.
Segment income and segment income margin
Segment income increased to $43.5 million for the three months ended March 29, 2025 from $39.7 million for the three months ended March 30, 2024, an increase of $3.8 million, or 9.3%. This was primarily driven by an increase in sales and gross profit as discussed above, partially offset by an increase in SG&A due to normalized incentive compensation.
Segment income margin increased to 23.2% for the three months ended March 29, 2025 from 22.9% for the three months ended March 30, 2024, an increase of 30 basis points. The increase was driven by the same factors discussed above in segment income.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $50.7 million for the three months ended March 29, 2025 from $45.3 million for the three months ended March 30, 2024, an increase of $5.4 million, or 11.8%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 27.1% for the three months ended March 29, 2025 from 26.1% for the three months ended March 30, 2024, an increase of 100 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$41,772	$39,140
Gross profit	$14,636	$14,702
Gross profit margin %	35.0%	37.6%
Segment income	$6,538	$6,036
Segment income margin %	15.7%	15.4%
Adjusted segment income (a)	$6,952	$6,303
Adjusted segment income margin % (a)	16.6%	16.1%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $41.8 million for the three months ended March 29, 2025 from $39.1 million for the three months ended March 30, 2024, an increase of $2.7 million, or 6.7%.

The year-over-year net sales increase was driven by the following:

Three Months Ended
March 29, 2025
Volume	8.0%
Price, net of allowances and discounts	1.1%
Currency and other	(2.4)%
Total	6.7%
The increase for the three months ended March 29, 2025 in net sales was primarily due to volume growth and positive net price, partially offset by the unfavorable impact of foreign currency translation. The increase in volume is due to improved operational performance compared to the prior-year period.
Gross profit and Gross profit margin
Gross profit decreased to $14.6 million for the three months ended March 29, 2025 from $14.7 million for the three months ended March 30, 2024, a decrease of $0.1 million, or 0.4%.
Gross profit margin decreased to 35.0% for the three months ended March 29, 2025 from 37.6% for the three months ended March 30, 2024, a decrease of 260 basis points, primarily driven by underutilization in our Europe manufacturing facilities and unfavorable mix, partially offset by higher net price.
Segment income and Segment income margin
Segment income increased to $6.5 million for the three months ended March 29, 2025 from $6.0 million for the three months ended March 30, 2024, an increase of $0.5 million, or 8.3%. This was primarily driven by an increase in net sales as discussed above.
Segment income margin increased by 30 basis points from 15.4% for the three months ended March 30, 2024 to 15.7% for the three months ended March 29, 2025, resulting from higher net sales.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $7.0 million for the three months ended March 29, 2025 from $6.3 million for the three months ended March 30, 2024, an increase of $0.7 million or 10.3%. This was primarily driven by the increased sales after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin increased to 16.6% for the three months ended March 29, 2025 from 16.1% for the three months ended March 30, 2024, an increase of 50 basis points.
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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 29, 2025 and March 30, 2024:

(Dollars in thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$14,333	$9,840
Depreciation	6,263	4,310
Amortization	8,535	8,543
Interest expense, net	13,651	18,592
Income taxes	4,348	3,065
EBITDA	47,130	44,350
Stock-based compensation (a)	46	190
Currency exchange items (b)	(6)	54
Acquisition and restructuring related expense, net (c)	1,926	504
Other (d)	6	(57)
Total Adjustments	1,972	691
Adjusted EBITDA	$49,102	$45,041

Net income margin	6.3%	4.6%
Adjusted EBITDA margin	21.5%	21.2%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended March 29, 2025 are primarily driven by $1.7 million of transaction and integration costs associated with the acquisition of the ChlorKing business and $0.2 million of separation costs for the consolidation of operations in North America.

Adjustments in the three months ended March 30, 2024 are primarily driven by $0.4 million of separation and other costs associated with the centralization of operations in Europe.
(d)	Adjustments in the three months ended March 29, 2025 are primarily driven by losses on the sale of assets.

Adjustments in the three months ended March 30, 2024 are primarily driven by gains on the sale of assets, partially offset by costs incurred related to litigation.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

NAM	Three Months Ended
	March 29, 2025	March 30, 2024
Segment income	$43,454	$39,742
Depreciation	5,500	3,887
Amortization	1,700	1,643
Stock-based compensation	—	12
Other (a)	3	19
Total adjustments	7,203	5,561
Adjusted segment income	$50,657	$45,303

Segment income margin	23.2%	22.9%
Adjusted segment income margin	27.1%	26.1%

(a)	The three months ended March 29, 2025 and March 30, 2024 represents losses on the sale of assets, which the Company believes are not representative of its ongoing business operations.

Following is a reconciliation from segment income to adjusted segment income for E&RW for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

E&RW	Three Months Ended
	March 29, 2025	March 30, 2024
Segment income	$6,538	$6,036
Depreciation	414	257
Amortization	—	—
Stock-based compensation	—	10
Total Adjustments	414	267
Adjusted segment income	$6,952	$6,303

Segment income margin	15.7%	15.4%
Adjusted segment income margin	16.6%	16.1%

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the ABL Revolving Credit Facility (“ABL Facility”).
Primary working capital requirements are for raw materials, component and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flow from operations and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an Early Buy program, the timing of inventory purchases and receipt of customer payments, and as such, the utilization of the ABL Facility may fluctuate during the year.
Unrestricted cash and cash equivalents totaled $181.3 million as of March 29, 2025, which is a decrease of $15.3 million from $196.6 million at December 31, 2024.
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
During the three months ended March 29, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement, and $100.0 million of sold receivables remained to be collected and remitted to the transferee as of March 29, 2025. The loss recognized on the sales for the three months ended March 29, 2025 was $0.9 million.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of March 29, 2025, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$965,000	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	5,871	6,461
Finance lease obligations	1,886	2,448
Subtotal	972,757	973,909
Less: Current portion of the long-term debt	(13,637)	(13,991)
Less: Unamortized debt issuance costs	(8,744)	(9,356)
Total	$950,376	$950,562

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. Accounts receivable for customers whose receivables are eligible for purchase under the Receivables Purchase Agreement, regardless of whether any amount of outstanding accounts receivable with those specific customers have been sold under the Receivables Purchase Agreement, are not eligible accounts receivable under the ABL Facility. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The ABL Facility also includes a $50.0 million swingline loan facility and a $13.1 million First-In, Last-Out Sublimit (“FILO Sublimit”). The maturity of the facility is June 1, 2026.
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
For the three months ended March 29, 2025, the average borrowing base under the ABL Facility was $190.9 million and the average loan balance outstanding was zero. As of March 29, 2025, the loan balance was zero with a borrowing availability of $216.2 million.
First Lien Term Facilities
The Company's First Lien Term Facility bears interest at a rate equal to a base rate or SOFR, plus, in either case, an applicable margin. The applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
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
As of March 29, 2025, the balance outstanding under the First Lien Term Facility was $965.0 million.
For the three months ended March 29, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.02%. The effective interest rate is comprised of 6.94% for interest and 0.26% for financing costs, partially offset by 1.18% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of March 29, 2025, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Three Months Ended
	March 29, 2025	March 30, 2024
Net cash used in operating activities	$(5,850)	$(77,204)
Net cash (used in) provided by investing activities	(6,111)	19,115
Net cash used in financing activities	(3,735)	(3,082)
Effect of exchange rate changes on cash and cash equivalents	440	(1,053)
Change in cash and cash equivalents	$(15,256)	$(62,224)
Net cash used in operating activities
Net cash used in operating activities decreased to $5.9 million for the three months ended March 29, 2025 from $77.2 million for the three months ended March 30, 2024, a decrease of $71.3 million, or 92.4%. The decrease in cash used was driven by the sale of $100.0 million of accounts receivable under the Receivables Purchase Agreement, partially offset by higher accounts receivable related to the Early Buy program.
Net cash (used in) provided by investing activities
Net cash used in investing activities was $6.1 million for the three months ended March 29, 2025 compared to net cash provided by investing activities of $19.1 million for the three months ended March 30, 2024, a change of $25.2 million, or 132.0%. The cash used in the three months ended March 29, 2025 was driven by purchases of property, plant and equipment compared to the prior-year period which had cash provided by investing activities driven by the proceeds of certificates of deposit investments.
Net cash used in financing activities
Net cash used in financing activities was $3.7 million for the three months ended March 29, 2025 compared to $3.1 million for the three months ended March 30, 2024, an increase of $0.6 million, or 21.2%. The increase in cash used was primarily driven by increased purchases of common stock associated with stock based compensation activity.

Off-Balance Sheet Arrangements
We had $4.2 million and $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of March 29, 2025 and December 31, 2024, respectively.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first three months of 2025.

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
There have been no material changes in the interest rate risk during the three months ended March 29, 2025 from what we reported in our Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of our current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the Securities Class Action alleged on behalf of a putative class of stockholders who acquired shares of our common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. The briefing on the motion to dismiss was completed on March 4, 2025. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended March 29, 2025. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of March 29, 2025, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended March 29, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1 – February 1, 2025	—	$—	—	$400,000,000
February 2 – March 1, 2025	—	—	—	400,000,000
March 2 – March 29, 2025	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 29, 2025, certain of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”

We describe the material terms of all such trading plans below.
Kevin Holleran, President, Chief Executive Officer
On March 11, 2025, Kevin Holleran, our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Holleran, acting through a broker, may sell up to an aggregate of 624,000 shares of our common stock. Sales of shares under the plan may only occur from June 16, 2025, to December 12, 2025. The plan is scheduled to terminate on December 12, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Holleran or the broker, or as otherwise provided in the plan.
Eifion Jones, Senior Vice President, Chief Financial Officer
On March 11, 2025, Eifion Jones, our Senior Vice President, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Jones, acting through a broker, may sell up to an aggregate of 100,000 shares of our common stock. Sales of shares under the plan may only occur from June 10, 2025, to November 28, 2025. The plan is scheduled to terminate on November 28, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Jones or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement under the Registrant's 2021 Plan (Revised 2025)
10.2	Form of Performance Stock Unit Agreement under the Registrant's 2021 Plan (Revised 2025)
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of May 1, 2025.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer