Form 10-Q
period 2025-06-28
Hayward Holdings, Inc.
filed 2025-07-30
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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

The registrant had outstanding 216,706,567 shares of common stock as of July 28, 2025.

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
• impacts on our business from political, regulatory, economic, trade and other risks associated with operating international businesses, including risks associated with geopolitical conflict;
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
• our use of artificial intelligence technologies may not be successful and may present business, intellectual property, compliance and reputational risks;
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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 28, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$365,051	$196,589
Accounts receivable, net of allowances of $2,837 and $2,701, respectively	169,766	278,582
Inventories, net	228,292	216,472
Prepaid expenses	18,859	20,203
Income tax receivable	—	6,426
Other current assets	48,688	48,697
Total current assets	830,656	766,969
Property, plant, and equipment, net of accumulated depreciation of $118,219 and $112,099, respectively	154,931	160,377
Goodwill	951,339	943,645
Trademark	736,000	736,000
Customer relationships, net	189,153	198,333
Other intangibles, net	90,999	96,095
Other non-current assets	83,998	89,205
Total assets	$3,037,076	$2,990,624
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,412	$13,991
Accounts payable	74,489	81,476
Accrued expenses and other liabilities	198,751	217,242
Income taxes payable	6,075	273
Total current liabilities	292,727	312,982
Long-term debt, net	949,064	950,562
Deferred tax liabilities, net	234,060	239,111
Other non-current liabilities	62,827	64,322
Total liabilities	1,538,678	1,566,977
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of June 28, 2025 and December 31, 2024	—	—
Common stock $0.001 par value, 750,000,000 authorized; 245,217,249 issued and 216,550,880 outstanding at June 28, 2025; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024	246	245
Additional paid-in capital	1,100,884	1,093,468
Common stock in treasury; 28,666,369 and 28,666,369 at June 28, 2025 and December 31, 2024, respectively	(359,206)	(358,133)
Retained earnings	758,696	699,564
Accumulated other comprehensive income	(2,222)	(11,497)
Total stockholders’ equity	1,498,398	1,423,647
Total liabilities, redeemable stock, and stockholders’ equity	$3,037,076	$2,990,624

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$299,603	$284,393	$528,444	$496,962
Cost of sales	141,764	139,306	257,230	247,296
Gross profit	157,839	145,087	271,214	249,666
Selling, general and administrative expense	71,893	63,155	137,010	123,169
Research, development and engineering expense	6,128	6,119	12,114	12,421
Acquisition and restructuring related expense	1,565	839	3,491	1,343
Amortization of intangible assets	6,870	6,949	13,705	13,849
Operating income	71,383	68,025	104,894	98,884
Interest expense, net	13,650	16,799	27,301	35,391
Loss on debt extinguishment	—	4,926	—	4,926
Other expense (income), net	(1,706)	(646)	(527)	(1,284)
Total other expense	11,944	21,079	26,774	39,033
Income from operations before income taxes	59,439	46,946	78,120	59,851
Provision for income taxes	14,640	9,365	18,988	12,430
Net income	$44,799	$37,581	$59,132	$47,421

Earnings per share
Basic	$0.21	$0.17	$0.27	$0.22
Diluted	$0.20	$0.17	$0.27	$0.21

Weighted average common shares outstanding
Basic	216,382,177	214,915,338	216,175,618	214,637,930
Diluted	221,834,188	221,259,232	221,856,056	221,159,419

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)
``````

	Three Months Ended
	June 28, 2025			June 29, 2024
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$44,799			$37,581
Other comprehensive income (loss):
Foreign currency translation adjustments	12,607	—	12,607	(2,332)	—	(2,332)
Net change on cash flow hedges	(3,165)	792	(2,373)	(1,649)	302	(1,347)
Comprehensive income			$55,033			$33,902

	Six Months Ended
	June 28, 2025			June 29, 2024
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$59,132			$47,421
Other comprehensive income (loss):
Foreign currency translation adjustments	16,336	—	16,336	(8,041)	—	(8,041)
Net change on cash flow hedges	(9,415)	2,354	(7,061)	1,503	(375)	1,128
Comprehensive income			$68,407			$40,508

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Stock and Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of Common Stock	425,617	—	416	—	—	—	416
Repurchase of stock	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379
Net income	—	—	—	—	44,799	—	44,799
Stock-based compensation	—	—	3,382	—	—	—	3,382
Issuance of Common Stock	346,743	1	683	—	—	—	684
Repurchase of stock	—	—	—	(80)	—	—	(80)
Other comprehensive income	—	—	—	—	—	10,234	10,234
Balance as of June 28, 2025	216,550,880	$246	$1,100,884	$(359,206)	$758,696	$(2,222)	$1,498,398

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492
Net income	—	—	—	—	37,581	—	37,581
Stock-based compensation	—	—	2,649	—	—	—	2,649
Issuance of Common Stock	355,409	—	355	—	—	—	355
Other comprehensive loss	—	—	—	—	—	(3,679)	(3,679)
Balance as of June 29, 2024	215,071,798	$244	$1,086,680	$(358,110)	$628,330	$254	$1,357,398

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net income	$59,132	$47,421
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	11,517	9,067
Amortization of intangible assets	17,166	17,046
Amortization of deferred debt issuance fees	1,880	2,294
Stock-based compensation	6,317	4,632
Deferred income taxes	(3,008)	(6,631)
Allowance for bad debts	2	81
Loss on debt extinguishment	—	4,926
(Gain) loss on sale of property, plant and equipment	206	(504)
Changes in operating assets and liabilities
Accounts receivable	114,267	124,537
Inventories	(6,098)	6,384
Other current and non-current assets	6,176	7,803
Accounts payable	(8,321)	(562)
Accrued expenses and other liabilities	(10,874)	(6,655)
Net cash provided by operating activities	188,362	209,839

Cash flows from investing activities
Purchases of property, plant, and equipment	(12,423)	(9,685)
Software development costs	(1,159)	(1,021)
Acquisitions, net of cash acquired	—	(62,367)
Proceeds from sale of property, plant, and equipment	—	48
Proceeds from short-term investments	—	25,000
Net cash used in investing activities	(13,582)	(48,025)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,856
Payments of long-term debt	(3,831)	(129,401)
Proceeds from issuance of short-term notes payable	—	6,340
Payments of short-term notes payable	(2,169)	(2,888)
Debt issuance costs	(1,143)	—
Purchase of common stock	(1,073)	(355)
Other, net	164	(159)
Net cash used in financing activities	(8,052)	(123,607)

Effect of exchange rate changes on cash and cash equivalents	1,734	(1,248)
Change in cash and cash equivalents	168,462	36,959
Cash and cash equivalents, beginning of period	196,589	178,097
Cash and cash equivalents, end of period	$365,051	$215,056

Supplemental disclosures of cash flow information:
Cash paid-interest	$25,230	$36,601
Cash paid-income taxes	9,591	6,221

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$927	$600
Equipment financed under finance leases	344	630

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 dates. We had three fewer working days for the six months ended June 28, 2025 compared to the respective 2024 period.

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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three months ended June 28, 2025. For the six months ended June 28, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of June 28, 2025, none of the sold receivables

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the six months ended June 28, 2025 was $0.9 million.

Recently Issued Accounting Standards
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company will apply the guidance on a retrospective basis and the adoption is not expected to have a material impact on its condensed financial statements or related disclosures.
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

3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Product groups
Residential pool	$267,680	$260,025	$469,458	$451,903
Commercial pool	19,413	11,583	34,423	20,087
Flow control	12,510	12,785	24,563	24,972
Total	$299,603	$284,393	$528,444	$496,962

Geographic
United States	$235,524	$221,350	$408,596	$380,075
Canada	19,651	19,763	33,648	34,467
Europe	27,549	28,702	55,507	54,483
Rest of World	16,879	14,578	30,693	27,937
Total International	64,079	63,043	119,848	116,887
Total	$299,603	$284,393	$528,444	$496,962

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Inventories
Inventories, net, consist of the following (in thousands):

	June 28, 2025	December 31, 2024
Raw materials	$86,828	$94,168
Work in progress	21,237	20,013
Finished goods	120,227	102,291
Total	$228,292	$216,472

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 28, 2025	December 31, 2024
Selling, promotional and advertising	$48,687	$60,620
Insurance reserve	34,937	32,836
Warranty reserve	27,379	25,306
Employee compensation and benefits	23,285	28,860
Inventory purchases	17,728	24,002
Operating lease liability - short term	9,109	8,673
Freight	5,970	7,010
Accrued Interest	4,819	591
Professional fees	4,077	2,254
Payroll taxes	3,921	5,232
Taxes - non income	3,344	2,630
Deferred income	2,715	3,399
Business restructuring costs	1,146	1,304
Short-term notes payable	—	2,169
Other accrued liabilities	11,634	12,356
Total	$198,751	$217,242

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	26,687
Accrual for warranties issued during the period	10,385
Payments	(9,693)
Balance at June 28, 2025	27,379

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	23,357
Accrual for warranties issued during the period	11,637
Payments	(10,124)
Balance at June 29, 2024	24,870

Warranty expenses for the three and six months ended June 28, 2025 were $10.4 million and $18.5 million, respectively, and $11.6 million and $19.8 million, respectively, for the three and six months ended June 29, 2024.

6. Income Taxes
The Company’s effective tax rate for the three months ended June 28, 2025 and June 29, 2024 was 24.6% and 19.9%, respectively, after discrete items. The change in the Company's effective tax rate was primarily due to return-to-provision adjustments during the prior-year period.
The Company’s effective tax rate for the six months ended June 28, 2025 and June 29, 2024 was 24.3% and 20.8%, respectively. The change in the Company's effective tax rate was primarily due to return-to-provision adjustments during the prior-year period.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were uncertain tax positions of $1.3 million as of June 28, 2025 and December 31, 2024.
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

7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	June 28, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$962,500	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	6,307	6,461
Finance lease obligations	1,743	2,448
Subtotal	970,550	973,909
Less: Current portion of the long-term debt	(13,412)	(13,991)
Less: Unamortized debt issuance costs	(8,074)	(9,356)
Total	$949,064	$950,562

On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate borrowings and the removal of the first-in, last-out subfacility.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Credit Facilities contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2025 based on the First Lien Leverage Ratio as of December 31, 2024 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Facility is February 25, 2028. As of June 28, 2025, the Company was in compliance with all covenants under the Credit Facilities.

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
As of June 28, 2025 and December 31, 2024, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended June 28, 2025 and June 29, 2024, the Company recognized $2.9 million and $0.2 million of expense, respectively, and for the six months ended June 28, 2025 and June 29, 2024, $3.7 million of expense and $0.9 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location of the significant derivative instruments within the Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities
	June 28, 2025			December 31, 2024
Interest rate swaps	$—	$8,350	$135	$1,083	$16,640	$92
Foreign exchange contracts	90	—	1,528	2,339	—	—
Total	$90	$8,350	$1,663	$3,422	$16,640	$92

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate swaps (3)	$(767)	$2,593	$2,398	$4,391	Interest expense, net

(1) The tax benefit and expense, respectively, on the (loss) gain recognized in AOCI for the three months ended June 28, 2025 and June 29, 2024 was $0.2 million and $0.7 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended June 28, 2025 and June 29, 2024 was $0.6 million and $1.1 million, respectively.
(3) The Company estimates that $6.5 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate swaps	$(4,227)	$10,257	$5,188	$8,755	Interest expense, net
(1) The tax benefit and expense, respectively, on the (loss) gain recognized in AOCI for the six months ended June 28, 2025 and June 29, 2024 was $1.1 million and $2.6 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the six months ended June 28, 2025 and June 29, 2024 was $1.3 million and $2.2 million, respectively.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 28, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$8,350	$—	$8,350	$—	$17,723	$—	$17,723
Foreign exchange contracts	—	90	—	90	—	2,339	—	2,339
Supplemental Retirement Plan assets	9,452	—	—	9,452	7,741	—	—	7,741
Liabilities:
Interest rate swaps	$—	$135	$—	$135	$—	$92	$—	$92
Foreign exchange contracts	—	1,528	—	1,528	—	—	—	—
Supplemental Retirement Plan liabilities	9,452	—	—	9,452	7,741	—	—	7,741
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The fair value of the ABL Facility approximates its carrying value.
The following table sets forth the Company’s financial liabilities that were not carried at fair value (in thousands):

	June 28, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt and related current maturities	$962,500	$966,109	$965,000	$970,433

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	June 28, 2025			June 29, 2024
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$255,175	$44,428	$299,603	$241,113	$43,280	$284,393

Significant Segment Expenses
Cost of Sales	114,615	27,149	141,764	113,683	25,623	139,306
Segment selling, general and administrative expense	51,390	9,358	60,748	46,325	9,019	55,344
Research, development and engineering expense	5,796	332	6,128	5,770	349	6,119
Segment income	83,374	7,589	90,963	75,335	8,289	83,624

Capital expenditures (1)	6,941	530	7,471	4,222	560	4,782
Depreciation and amortization (1)(2)	6,209	439	6,648	5,882	263	6,145
Intersegment sales	5,685	295	5,980	4,938	30	4,968

	Six Months Ended			Six Months Ended
	June 28, 2025			June 29, 2024
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
External net sales	$442,244	$86,200	$528,444	$414,542	$82,420	$496,962

Significant Segment Expenses
Cost of Sales	202,948	54,282	257,230	197,235	50,061	247,296
Segment selling, general and administrative expense	101,015	17,130	118,145	90,486	17,357	107,843
Research, development and engineering expense	11,453	661	12,114	11,744	677	12,421
Segment income	126,828	14,127	140,955	115,077	14,325	129,402

Capital expenditures (1)	12,840	742	13,582	9,461	1,227	10,688
Depreciation and amortization (1)(2)	13,409	853	14,262	11,412	520	11,932
Intersegment sales	12,369	358	12,727	13,015	60	13,075

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total segment income	$90,963	$83,624	$140,955	$129,402
Corporate expense, net	11,145	7,811	18,865	15,326
Acquisition and restructuring related expense	1,565	839	3,491	1,343
Amortization of intangible assets	6,870	6,949	13,705	13,849
Operating income	71,383	68,025	104,894	98,884
Interest expense, net	13,650	16,799	27,301	35,391
Loss on debt extinguishment	—	4,926	—	4,926
Other (income) expense, net	(1,706)	(646)	(527)	(1,284)
Total other expense	11,944	21,079	26,774	39,033
Income from operations before income taxes	$59,439	$46,946	$78,120	$59,851

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income attributable to common stockholders	$44,799	$37,581	$59,132	$47,421

Weighted average number of common shares outstanding, basic	216,382,177	214,915,338	216,175,618	214,637,930
Effect of dilutive securities(a)	5,452,011	6,343,894	5,680,438	6,521,489
Weighted average number of common shares outstanding, diluted	221,834,188	221,259,232	221,856,056	221,159,419

Earnings per share attributable to common stockholders, basic	$0.21	$0.17	$0.27	$0.22
Earnings per share attributable to common stockholders, diluted	$0.20	$0.17	$0.27	$0.21
(a) For the three months ended June 28, 2025 and June 29, 2024 there were potential common shares totaling approximately 2.6 million and 2.5 million, respectively, and for the six months ended June 28, 2025 and June 29, 2024, there were potential common shares totaling approximately 2.0 million and 2.6 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
As of December 11, 2024, during the discovery phase of litigation in which the Company was one of several named defendants, the Company reached a mutual understanding to settle its liability in a wrongful death lawsuit related to a discontinued product. We expect the resolution to include payment in the amount of $22.0 million, which amount will be paid entirely by the Company’s insurance carriers pursuant to agreement among the Company and its insurance carriers. Accordingly, the Company has an accrual for a loss contingency of $22.0 million and insurance receivables of $22.0 million, which are recorded within other current assets and accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets, respectively. The Company expects the resolution payment to be made within the next three months.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. The case is currently stayed. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The plaintiff in the Derivative Action seeks recovery of unspecified damages and attorneys' fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action was stayed pending final decision on the motion to dismiss filed in the Securities Class Action. On July 22, 2025, the Court further stayed the Derivative Action in light of the mediation in the Securities Class Action.
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,783	$4,486
Finance leases	344	508
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 28, 2025	December 31, 2024
Operating leases
Other non-current assets	$53,150	$55,809
Accrued expenses and other liabilities	9,109	8,673
Other non-current liabilities	51,541	54,766
Total operating lease liabilities	60,650	63,439

Finance leases
Property, plant and equipment	7,473	8,936
Accumulated depreciation	(2,762)	(2,892)
Property, plant and equipment, net	4,711	6,044

Current maturities of long-term debt	904	1,753
Long-term debt	839	695
Total finance lease liabilities	$1,743	$2,448

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
Dividends paid
For the three and six months ended June 28, 2025 and June 29, 2024, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
The Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450.0 million of its outstanding shares of common stock, which authorization expires on July 26, 2025. The Company had no repurchases of its common stock in the quarter ended June 28, 2025 under the Share Repurchase Program. As of June 28, 2025, $400.0 million remained available for additional share repurchases under the program.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and six months ended June 28, 2025 was $3.4 million and $6.3 million, respectively, and $2.6 million and $4.6 million, respectively, for the three and six months ended June 29, 2024.
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
During the six months ended June 28, 2025, the Company granted 587,128 time-based restricted stock units and 353,162 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $14.37 and $15.31, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Business restructuring costs (income), net	$(8)	$284	$205	$788
Acquisition transaction and integration costs	1,573	555	3,286	555
Total	$1,565	$839	$3,491	$1,343
Restructuring
During the three months ended June 28, 2025, the Company incurred a reduction in expense of $0.2 million to finalize the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The finalized total cost to execute the program was $5.7 million.
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three and six months ended June 29, 2024, the Company incurred $0.3 million and $0.7 million of expense related to the programs, respectively. The total costs incurred to execute the programs were $3.2 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2025 Activity
	Liability as of December 31, 2024	Costs Recognized	Cash Payments	Liability as of June 28, 2025
One-time termination benefits	$1,534	$205	$(363)	$1,376
Other	28	—	(28)	—
Total	$1,562	$205	$(391)	$1,376

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of June 29, 2024
One-time termination benefits	$2,353	$385	$(2,022)	$—	$716
Facility-related	—	160	(160)	—	—
Other	6	243	(310)	67	6
Total	$2,359	$788	$(2,492)	$67	$722

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
The consideration paid net of cash acquired was $55.2 million. The purchase price was funded with cash on hand. For the three and six months ended June 28, 2025, transaction expenses recognized for the acquisition were $1.6 million and $3.3 million, respectively. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations. The acquisition accounting was complete as of December 31, 2024.

17. Related-Party Transactions
During the three and six months ended June 28, 2025 and June 29, 2024, the Company did not incur any significant related-party transactions.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

18. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive (loss) income before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive (loss) income	3,729	(6,250)	(2,521)
Tax Amounts	—	1,562	1,562
Balance at March 29, 2025	$(20,991)	$8,535	$(12,456)
Other comprehensive income before reclassifications	12,607	(767)	11,840
Amounts reclassified from accumulated other comprehensive income	—	(2,398)	(2,398)
Net current period other comprehensive income (loss)	12,607	(3,165)	9,442
Tax Amounts	—	792	792
Balance at June 28, 2025	$(8,384)	$6,162	$(2,222)

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2023	$(8,548)	$15,715	$7,167
Other comprehensive income (loss) before reclassifications	(5,709)	7,516	1,807
Amounts reclassified from accumulated other comprehensive income	—	(4,364)	(4,364)
Net current period other comprehensive income (loss)	(5,709)	3,152	(2,557)
Tax Amounts	—	(677)	(677)
Balance at March 30, 2024	$(14,257)	$18,190	$3,933
Other comprehensive income before reclassifications	(2,332)	2,742	410
Amounts reclassified from accumulated other comprehensive income	—	(4,391)	(4,391)
Net current period other comprehensive income (loss)	(2,332)	(1,649)	(3,981)
Tax Amounts	—	302	302
Balance at June 29, 2024	$(16,589)	$16,843	$254

19. Subsequent Events
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”), commonly referred to as the “One Big Beautiful Bill Act,” was enacted in the United States. The Act changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, in addition to other changes. The Company continues to evaluate the impact the Act will have on the consolidated financial statements, but does not anticipate a significant impact to deferred tax assets and liabilities or to income taxes payable in the third quarter of 2025, which is the period of enactment.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2025, the Board of Directors authorized a share repurchase program such that the Company is authorized to repurchase up to an aggregate of $450 million of its common stock with such authority expiring on July 28, 2028. Repurchases under the share repurchase program will be funded by cash on hand and cash generated from operations and may be made, from time to time, in amounts and at prices the Company deems appropriate and will be subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements and other considerations. The share repurchase program is expected to be conducted through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1(c) trading plans or through the use of other techniques such as accelerated share repurchases. The share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.

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
We have an estimated North American residential pool market share of approximately 33%. We believe that we are well-positioned for future growth. We estimate aftermarket sales represent approximately 85% of North American residential pool net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately 8 to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
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
NAM accounted for 85% of total net sales for each of the three months ended June 28, 2025 and June 29, 2024, and E&RW accounted for 15% of total net sales for each of the three months ended June 28, 2025 and June 29, 2024.
NAM accounted for 84% and 83% of total net sales for the six months ended June 28, 2025 and June 29, 2024, respectively, and E&RW accounted for 16% and 17% of total net sales for the six months ended June 28, 2025 and June 29, 2024, respectively.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and six months ended June 28, 2025 and the three and six months ended June 29, 2024 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 date. This resulted in three fewer working days for the six months ended June 28, 2025 compared to the respective 2024 period.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season, and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2024 Early Buy program began in the late third quarter and continued through approximately the first quarter of 2025. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. This uncertainty, as well as the direct impact of these tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World (“E&RW”),” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and six months ended June 28, 2025 and June 29, 2024 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$299,603	$284,393	$528,444	$496,962
Cost of sales	141,764	139,306	257,230	247,296
Gross profit	157,839	145,087	271,214	249,666
Selling, general and administrative expense	71,893	63,155	137,010	123,169
Research, development and engineering expense	6,128	6,119	12,114	12,421
Acquisition and restructuring related expense	1,565	839	3,491	1,343
Amortization of intangible assets	6,870	6,949	13,705	13,849
Operating income	71,383	68,025	104,894	98,884
Interest expense, net	13,650	16,799	27,301	35,391
Loss on debt extinguishment	—	4,926	—	4,926
Other expense (income), net	(1,706)	(646)	(527)	(1,284)
Total other expense	11,944	21,079	26,774	39,033
Income from operations before income taxes	59,439	46,946	78,120	59,851
Provision for income taxes	14,640	9,365	18,988	12,430
Net income	$44,799	$37,581	$59,132	$47,421
Adjusted EBITDA (a)	$88,236	$82,614	$137,338	$127,655
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $299.6 million for the three months ended June 28, 2025 from $284.4 million for the three months ended June 29, 2024, an increase of $15.2 million, or 5.3%. See the segment discussion below for further information.
Net sales increased to $528.4 million for the six months ended June 28, 2025 from $497.0 million for the six months ended June 29, 2024, an increase of $31.4 million, or 6.3%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
Price, net of discounts and allowances	5.3%	4.1%
Volume	(2.5)%	0.1%
Acquisitions	2.1%	2.3%
Currency and other	0.4%	(0.2)%
Total	5.3%	6.3%
The net sales increase for the three months ended June 28, 2025 was driven by positive net price to offset inflation and tariffs, the favorable impact from acquisitions and foreign currency translation, partially offset by a decline in volume. The decline in volume was driven by the timing of orders in the 2025 season.
The net sales increase for the six months ended June 28, 2025 was driven by positive net price to offset inflation and tariffs and the favorable impact from acquisitions, while volume and the impact from foreign currency translation remained relatively flat.

Gross profit and gross profit margin
Gross profit increased to $157.8 million for the three months ended June 28, 2025 from $145.1 million for the three months ended June 29, 2024, an increase of $12.7 million, or 8.8%.
Gross profit margin increased to 52.7% for the three months ended June 28, 2025 compared to 51.0% for the three months ended June 29, 2024, an increase of 170 basis points, due to positive net price impact and operational efficiencies.
Gross profit increased to $271.2 million for the six months ended June 28, 2025 from $249.7 million for the six months ended June 29, 2024, an increase of $21.5 million, or 8.6%.
Gross profit margin increased to 51.3% for the six months ended June 28, 2025 compared to 50.2% for the six months ended June 29, 2024, an increase of 110 basis points, primarily due to positive net price impact and operational efficiencies.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $71.9 million for the three months ended June 28, 2025 from $63.2 million for the three months ended June 29, 2024, an increase of $8.7 million, or 13.8%, primarily due to higher salary costs driven by wage inflation and investments in our selling and customer care teams, and higher incentive compensation, partially offset by decreased warranty costs.
As a percentage of net sales, SG&A increased to 24.0% for the three months ended June 28, 2025 as compared to 22.2% for the three months ended June 29, 2024, an increase of 180 basis points, driven by the factors discussed above.
SG&A increased to $137.0 million for the six months ended June 28, 2025 from $123.2 million for the six months ended June 29, 2024, an increase of $13.8 million, or 11.2%, driven by higher salary costs related to wage inflation and investments in our selling and customer care teams and higher incentive compensation expense, partially offset by decreased warranty costs.
As a percentage of net sales, SG&A increased to 25.9% for the six months ended June 28, 2025 as compared to 24.8% for six months ended June 29, 2024, an increase of 110 basis points, due to the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) remained flat at $6.1 million for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. RD&E spend continues to be focused on new product development and new product quality.
As a percentage of net sales, RD&E was 2.0% for the three months ended June 28, 2025, compared to 2.2% for the three months ended June 29, 2024.
RD&E decreased modestly to $12.1 million for the six months ended June 28, 2025 compared with $12.4 million for the six months ended June 29, 2024. As a percentage of net sales, RD&E was 2.3% for the six months ended June 28, 2025 compared to 2.5% for the six months ended June 29, 2024, a decrease of 20 basis points.
Acquisition and restructuring related expense
For the three months ended June 28, 2025, we incurred $1.6 million of acquisition and restructuring-related expense as compared to $0.8 million of expense for the three months ended June 29, 2024. The expense in the three months ended June 28, 2025 was primarily driven by costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”), including the deferred purchase price recognized as compensation cost over the twelve-month service period from the date of acquisition, compared to the three months ended June 29, 2024 which also primarily related to costs associated with the acquisition of ChlorKing.
For the six months ended June 28, 2025, we incurred $3.5 million of acquisition and restructuring-related expense as compared to $1.3 million of expense for the six months ended June 29, 2024. The six months ended June 28, 2025 primarily included costs associated with the acquisition of the ChlorKing business, including the deferred purchase price recognized as compensation cost over the twelve-month service period from the date of acquisition. The acquisition and restructuring-related expenses in the six months ended June 29, 2024 primarily included costs associated with the centralization and consolidation of operations in Europe and costs related to the acquisition of the ChlorKing business.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three months ended June 28, 2025, amortization of intangible assets decreased by $0.1 million compared to the three months ended June 29, 2024 due to the amortization pattern of certain intangible asset classes based on the declining balance method, partially offset by additional amortization expense associated with intangible assets acquired as part the ChlorKing acquisition.
For the six months ended June 28, 2025, amortization of intangible assets decreased $0.1 million compared to the six months ended June 29, 2024 due to the amortization pattern of certain intangible asset classes based on the declining balance method, partially offset by additional amortization expense associated with intangible assets acquired as part the ChlorKing acquisition.
Operating income
For the three and six months ended June 28, 2025, operating income increased $3.4 million and $6.0 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $13.7 million for the three months ended June 28, 2025 from $16.8 million for the three months ended June 29, 2024.
Interest expense, net, for the three months ended June 28, 2025 consisted of $15.1 million of interest expense on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $2.5 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.52% for the three months ended June 28, 2025.
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
Interest expense, net, decreased by $3.1 million for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to lower interest rates, reduced debt as a result of the repayment of the Incremental Term Loan B principal balance in April 2024 and increased interest income on cash deposits.
For the six months ended June 28, 2025, interest expense, net, decreased to $27.3 million from $35.4 million for the six months ended June 29, 2024.
Interest expense, net, for the six months ended June 28, 2025 consisted of $29.4 million of interest on the outstanding debt and $1.9 million of amortization of deferred financing fees, partially offset by $4.0 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 6.41% for the six months ended June 28, 2025.
Interest expense, net, for the six months ended June 29, 2024 consisted of $36.4 million of interest on the outstanding debt and $2.3 million of amortization of deferred financing fees, partially offset by $3.3 million of interest income. The effective interest rate on our borrowings, including the impact of an interest rate hedge, was 7.25% for the six months ended June 29, 2024.
Interest expense, net, decreased by $8.1 million for the six months ended June 28, 2025 compared to the prior year period, primarily due to lower interest rates, the repayment of the Incremental Term Loan B principal balance and increased interest income on cash investment balances.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three and six months ended June 28, 2025. The $4.9 million loss on extinguishment of debt for the three and six months ended June 29, 2024 was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024.
Provision for income taxes
We incurred income tax expense of $14.6 million for the three months ended June 28, 2025. compared to income tax expense of $9.4 million for the three months ended June 29, 2024, an increase of $5.2 million, or 56.3%.
The increase in the Company’s effective tax rate from 19.9% for the three months ended June 29, 2024 to 24.6% for the three months ended June 28, 2025 was primarily due to return-to-provision adjustments during the prior-year period.
We incurred income tax expense of $19.0 million for the six months ended June 28, 2025, compared to income tax expense of $12.4 million for the six months ended June 29, 2024, an increase of $6.6 million, or 52.8%.

The increase in the Company’s effective tax rate from 20.8% for the six months ended June 29, 2024 to 24.3% for the six months ended June 28, 2025 was primarily due to return-to-provision adjustments during the prior-year period.
Net income and net income margin
As a result of the foregoing, net income increased $7.2 million and $11.7 million, respectively, for the three and six months ended June 28, 2025.
Net income margin increased to 15.0% for the three months ended June 28, 2025 compared to 13.2% for the three months ended June 29, 2024, an increase of 180 basis points.
Net income margin increased to 11.2% for the six months ended June 28, 2025 compared to 9.5% for the six months ended June 29, 2024, an increase of 170 basis points.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $88.2 million for the three months ended June 28, 2025 from $82.6 million for the three months ended June 29, 2024, an increase of $5.6 million, or 6.8%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 29.5% for the three months ended June 28, 2025 compared to 29.0% for the three months ended June 29, 2024, an increase of 50 basis points.
Adjusted EBITDA increased to $137.3 million for the six months ended June 28, 2025 from $127.7 million for the six months ended June 29, 2024, an increase of $9.6 million, or 7.6%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 26.0% for the six months ended June 28, 2025 compared to 25.7% for the six months ended June 29, 2024, an increase of 30 basis points, due to the factors described above.
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

North America (“NAM”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$255,175	$241,113	$442,244	$414,542
Gross profit	$140,558	$127,430	$239,297	$217,307
Gross profit margin %	55.1%	52.9%	54.1%	52.4%
Segment income	$83,374	$75,335	$126,828	$115,077
Segment income margin %	32.7%	31.2%	28.7%	27.8%
Adjusted segment income (a)	$89,070	$81,274	$139,727	$126,577
Adjusted segment income margin % (a)	34.9%	33.7%	31.6%	30.5%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $255.2 million for the three months ended June 28, 2025 from $241.1 million for the three months ended June 29, 2024, an increase of $14.1 million, or 5.8%.
Net sales increased to $442.2 million for the six months ended June 28, 2025 from $414.5 million for the six months ended June 29, 2024, an increase of $27.7 million, or 6.7%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
Price, net of allowances and discounts	6.1%	4.7%
Volume	(2.7)%	(0.6)%
Acquisitions	2.5%	2.8%
Currency and other	(0.1)%	(0.2)%
Total	5.8%	6.7%
The net sales increase for the three months ended June 28, 2025 was driven by positive net price to offset inflation and tariffs, and the acquisition and successful integration of the ChlorKing business, partially offset by a decline in volume due to the timing of orders in the 2025 season.
The net sales increase for the six months ended June 28, 2025 was driven primarily by positive net price to offset inflation and tariffs, and the acquisition and successful integration of the ChlorKing business, partially offset by a modest decline in volume.
Gross profit and gross profit margin
Gross profit increased to $140.6 million for the three months ended June 28, 2025 from $127.4 million for the three months ended June 29, 2024, an increase of $13.2 million, or 10.3%.
Gross profit margin increased to 55.1% for the three months ended June 28, 2025 from 52.9% for the three months ended June 29, 2024, an increase of 220 basis points. Gross margin increased due to net price increases, including normalized allowances and discounts and operational efficiencies in our manufacturing facilities.
Gross profit increased to $239.3 million for the six months ended June 28, 2025 from $217.3 million for the six months ended June 29, 2024, an increase of $22.0 million, or 10.1%.
Gross profit margin increased to 54.1% for the six months ended June 28, 2025 from 52.4% for the six months ended June 29, 2024, an increase of 170 basis points. Gross margin increased due to positive net price impact and operational efficiencies in our manufacturing facilities.

Segment income and segment income margin
Segment income increased to $83.4 million for the three months ended June 28, 2025 from $75.3 million for the three months ended June 29, 2024, an increase of $8.1 million, or 10.7%. This was primarily driven by an increase in net sales and gross profit as discussed above, partially offset by an increase in SG&A due to higher salary costs driven by wage inflation and investments in our selling and customer care teams, and higher incentive compensation, partially offset by decreased warranty costs.
Segment income margin increased to 32.7% for the three months ended June 28, 2025 from 31.2% for the three months ended June 29, 2024, an increase of 150 basis points. The increase was driven by the same factors discussed above in segment income.
Segment income increased to $126.8 million for the six months ended June 28, 2025 from $115.1 million for the six months ended June 29, 2024, an increase of $11.7 million, or 10.2%. This was primarily attributable to the increase in net sales and gross profit as discussed above, partially offset by higher SG&A expense due to higher salary costs driven by wage inflation and investments in our selling and customer care teams, and higher incentive compensation, partially offset by decreased warranty costs.
Segment income margin increased to 28.7% for the six months ended June 28, 2025 from 27.8% for the six months ended June 29, 2024, an increase of 90 basis points. The increase was driven by the same factors as the increase in segment income discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $89.1 million for the three months ended June 28, 2025 from $81.3 million for the three months ended June 29, 2024, an increase of $7.8 million, or 9.6%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 34.9% for the three months ended June 28, 2025 from 33.7% for the three months ended June 29, 2024, an increase of 120 basis points.
Adjusted segment income increased to $139.7 million for the six months ended June 28, 2025 from $126.6 million for the six months ended June 29, 2024, an increase of $13.1 million or 10.4%. This was driven by the increased segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 31.6% for the six months ended June 28, 2025 from 30.5% for the six months ended June 29, 2024, an increase of 110 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World (“E&RW”)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$44,428	$43,280	$86,200	$82,420
Gross profit	$17,281	$17,657	$31,917	$32,359
Gross profit margin %	38.9%	40.8%	37.0%	39.3%
Segment income	$7,589	$8,289	$14,127	$14,325
Segment income margin %	17.1%	19.2%	16.4%	17.4%
Adjusted segment income (a)	$8,028	$8,552	$14,980	$14,855
Adjusted segment income margin % (a)	18.1%	19.8%	17.4%	18.0%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $44.4 million for the three months ended June 28, 2025 from $43.3 million for the three months ended June 29, 2024, an increase of $1.1 million, or 2.7%.
Net sales increased to $86.2 million for the six months ended June 28, 2025 from $82.4 million for the six months ended June 29, 2024, an increase of $3.8 million, or 4.6%.

The year-over-year net sales increase was driven by the following:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
Price, net of allowances and discounts	0.7%	0.9%
Volume	(1.0)%	3.3%
Currency and other	3.0%	0.4%
Total	2.7%	4.6%
The net sales increase for the three months ended June 28, 2025 was primarily due to the favorable impact of foreign currency translation and positive net price, partially offset by a decline in volume. The decline in volume is due to the timing of orders during the 2024 season.
The net sales increase for the six months ended June 28, 2025 was primarily due to growth in volume, positive net price to offset inflation and a favorable impact from foreign currency translation. The volume growth was driven by improved market conditions in the Middle East, Asia and Europe compared to the prior-year period.
Gross profit and Gross profit margin
Gross profit decreased to $17.3 million for the three months ended June 28, 2025 from $17.7 million for the three months ended June 29, 2024, a decrease of $0.4 million, or 2.1%.
Gross profit margin decreased to 38.9% for the three months ended June 28, 2025 from 40.8% for the three months ended June 29, 2024, a decrease of 190 basis points, primarily driven by unfavorable mix and higher manufacturing costs, partially offset by higher net price.
Gross profit decreased to $31.9 million for the six months ended June 28, 2025 from $32.4 million for the six months ended June 29, 2024, a decrease of $0.5 million, or 1.4%.
Gross profit margin decreased to 37.0% for the six months ended June 28, 2025 from 39.3% for the six months ended June 29, 2024, a decrease of 230 basis points, primarily driven by unfavorable mix and higher manufacturing costs, partially offset by positive net price impact.
Segment income and Segment income margins
Segment income decreased to $7.6 million for the three months ended June 28, 2025 from $8.3 million for the three months ended June 29, 2024, a decrease of $0.7 million, or 8.4%. This was primarily driven by a decrease in gross profit as discussed above.
Segment income margin decreased by 210 basis points from 19.2% for the three months ended June 29, 2024 to 17.1% for the three months ended June 28, 2025, resulting from a decrease in gross profit.
Segment income decreased to $14.1 million for the six months ended June 28, 2025 from $14.3 million for the six months ended June 29, 2024, a decrease of $0.2 million, or 1.4%. This was driven by the factors discussed above.
Segment income margin decreased by 100 basis points, to 16.4% for the six months ended June 28, 2025, as compared to 17.4% for the six months ended June 29, 2024.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $8.0 million for the three months ended June 28, 2025 from $8.6 million for the three months ended June 29, 2024, a decrease of $0.6 million or 6.1%. This was primarily driven by the decrease in gross profit after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 18.1% for the three months ended June 28, 2025 from 19.8% for the three months ended June 29, 2024, a decrease of 170 basis points.
Adjusted segment income increased to $15.0 million for the six months ended June 28, 2025 from $14.9 million for the six months ended June 29, 2024, an increase of $0.1 million or 0.8%. This was primarily driven by the increase in net sales, partially offset by the impact of unfavorable mix in gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin decreased to 17.4% for the six months ended June 28, 2025 from 18.0% for the six months ended June 29, 2024, a decrease of 60 basis points.

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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 28, 2025 and June 29, 2024:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$44,799	$37,581	$59,132	$47,421
Depreciation	5,254	4,757	11,517	9,067
Amortization	8,631	8,503	17,166	17,046
Interest expense, net	13,650	16,799	27,301	35,391
Income taxes	14,640	9,365	18,988	12,430
Loss on debt extinguishment	—	4,926	—	4,926
EBITDA	86,974	81,931	134,104	126,281
Stock-based compensation (a)	11	230	57	420
Currency exchange items (b)	778	(180)	772	(126)
Acquisition and restructuring related expense, net (c)	1,565	839	3,491	1,343
Other (d)	(1,092)	(206)	(1,086)	(263)
Total Adjustments	1,262	683	3,234	1,374
Adjusted EBITDA	$88,236	$82,614	$137,338	$127,655

Net income margin	15.0%	13.2%	11.2%	9.5%
Adjusted EBITDA margin	29.5%	29.0%	26.0%	25.7%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended June 28, 2025 are primarily driven by $1.5 million of transaction and integration costs associated with the acquisition of ChlorKing and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. Adjustments in the three months ended June 29, 2024 are primarily driven by $0.6 million of transaction costs associated with the acquisition of the ChlorKing business and $0.3 million of separation and other costs associated with the centralization of operations in Europe.

Adjustments in the six months ended June 28, 2025 are primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.2 million of separation costs for the consolidation of operations in North America and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. Adjustments in the six months ended June 29, 2024 are primarily driven by $0.7 million of separation and other costs associated with the centralization of operations in Europe and $0.6 million of transaction costs associated with the acquisition of ChlorKing.
(d)	Adjustments in the three months ended June 28, 2025 primarily include $1.1 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. Adjustments in the three months ended June 29, 2024 are primarily driven by $0.5 million of gains on the sale of assets, partially offset by $0.2 million of costs incurred related to litigation.

Adjustments in the six months ended June 28, 2025 primarily include $1.1 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. Adjustments in the six months ended June 29, 2024 are primarily driven by $0.5 million of gains on the sale of assets, partially offset by $0.3 million of costs incurred related to litigation.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

NAM	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment income	$83,374	$75,335	$126,828	$115,077
Depreciation	4,448	4,328	9,948	8,215
Amortization	1,761	1,554	3,461	3,197
Stock-based compensation	—	57	—	69
Other (a)	(513)	—	(510)	19
Total adjustments	5,696	5,939	12,899	11,500
Adjusted segment income	$89,070	$81,274	$139,727	$126,577

Segment income margin	32.7%	31.2%	28.7%	27.8%
Adjusted segment income margin	34.9%	33.7%	31.6%	30.5%

(a)	The three months ended June 28, 2025 primarily includes $0.5 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

The six months ended June 28, 2025 primarily includes $0.5 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. The six months ended June 29, 2024 represents losses on the sale of assets.
Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

E&RW	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment income	$7,589	$8,289	$14,127	$14,325
Depreciation	439	263	853	520
Amortization	—	—	—	—
Stock-based compensation	—	—	—	10
Total Adjustments	439	263	853	530
Adjusted segment income	$8,028	$8,552	$14,980	$14,855

Segment income margin	17.1%	19.2%	16.4%	17.4%
Adjusted segment income margin	18.1%	19.8%	17.4%	18.0%

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
Unrestricted cash and cash equivalents totaled $365.1 million as of June 28, 2025, which is an increase of $168.5 million from $196.6 million at December 31, 2024.
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
No sales of accounts receivable occurred during the three months ended June 28, 2025. During the six months ended June 28, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of June 28, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the six months ended June 28, 2025 was $0.9 million.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of June 28, 2025, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$962,500	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	6,307	6,461
Finance lease obligations	1,743	2,448
Subtotal	970,550	973,909
Less: Current portion of the long-term debt	(13,412)	(13,991)
Less: Unamortized debt issuance costs	(8,074)	(9,356)
Total	$949,064	$950,562

ABL Facility
The ABL Facility provides for an aggregate amount of borrowings up to $425.0 million, with a discretionary peak season commitment of $475.0 million, subject to a borrowing base calculation based on available eligible receivables, eligible inventory, and qualified cash in North America. Accounts receivable for customers whose receivables are eligible for purchase under the Receivables Purchase Agreement, regardless of whether any amount of outstanding accounts receivable with those specific customers have been sold under the Receivables Purchase Agreement, are not eligible accounts receivable under the ABL Facility. An amount of up to 30% (or up to 40% with agent consent) of the then-outstanding commitments under the ABL Facility is available to our Canada and Spain subsidiaries. A portion of the ABL Facility not to exceed $50 million is available for the issuance of letters of credit in U.S. Dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars. The maturity of the facility is February 25, 2028.
On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Facility to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate ("Term SOFR") borrowings and the removal of the first-in, last-out subfacility.
The borrowings under the ABL Facility bear interest at a rate equal to the Term SOFR and a margin of between 1.25% to 1.75%, or at a base rate plus a margin of 0.25% to 0.75%.
The borrowings under the ABL Facility prior to the Fifth Amendment on June 18, 2025, bore interest at a rate equal to the Term SOFR plus a 0.10% credit spread adjustment and a margin of between 1.25% to 1.75%, or at a base rate plus a margin of 0.25% to 0.75% with no credit spread adjustment.
For the three months ended June 28, 2025, the average borrowing base under the ABL Facility was $205.7 million and the average loan balance outstanding was zero. As of June 28, 2025, the loan balance was zero with a borrowing availability of $162.7 million.
For the six months ended June 28, 2025, the average borrowing base under the ABL Facility was $198.3 million and the average loan balance outstanding was zero.
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
As of June 28, 2025, the balance outstanding under the First Lien Term Facility was $962.5 million.
For the three months ended June 28, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.24%. The effective interest rate is comprised of 6.93% for interest and 0.29% for financing costs, partially offset by 0.98% for interest income on the interest rate swaps.
For the six months ended June 28, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.13%. The effective interest rate is comprised of 6.94% for interest and 0.27% for financing costs, partially offset by 1.08% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of June 28, 2025, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Six Months Ended
	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$188,362	$209,839
Net cash used in investing activities	(13,582)	(48,025)
Net cash used in financing activities	(8,052)	(123,607)
Effect of exchange rate changes on cash and cash equivalents	1,734	(1,248)
Change in cash and cash equivalents	$168,462	$36,959
Net cash provided by operating activities
Net cash provided by operating activities decreased to $188.4 million for the six months ended June 28, 2025 from $209.8 million for the six months ended June 29, 2024, a decrease of $21.4 million, or 10.2%. The decrease in cash provided was driven by less cash generated by working capital compared to the prior-year period, partially offset by an increase in net income.
Net cash used in investing activities
Net cash used in investing activities was $13.6 million for the six months ended June 28, 2025 compared to net cash used in investing activities of $48.0 million for the six months ended June 29, 2024, a change of $34.4 million, or 71.7%. The cash used in the six months ended June 28, 2025 was driven by capital expenditures compared to the prior-year period which was driven by the acquisition of the ChlorKing business and capital expenditures, partially offset by proceeds of certificates of deposit investments.
Net cash used in financing activities
Net cash used in financing activities was $8.1 million for the six months ended June 28, 2025 compared to $123.6 million for the six months ended June 29, 2024, a decrease of $115.5 million, or 93.5%. The cash used in the six months ended June 28, 2025 was driven by payments of long-term debt and short-term notes payable compared to the prior-year period, which was primarily driven by the prepayment of the Incremental Term Loan B principal balance, partially offset by issuances of short-term notes payable associated with financed insurance policies.

Off-Balance Sheet Arrangements
We had $3.9 million and $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of June 28, 2025 and December 31, 2024, respectively.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first six months of 2025.

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
There have been no material changes in the interest rate risk during the six months ended June 28, 2025 from what we reported in our Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company's common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. The case is currently stayed. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Derivative Action”). The Derivative Action alleges breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, unjust enrichment, corporate waste, and violations of Section 10(b) of the Securities Exchange Act of 1934 in connection with the claims in the Securities Class Action. The plaintiff in the Derivative Action seeks recovery of unspecified damages and attorneys' fees and costs, as well as improvements to the Company’s corporate governance and internal procedures. The Derivative Action was stayed pending final decision on the motion to dismiss filed in the Securities Class Action. On July 22, 2025, the Court further stayed the Derivative Action in light of the mediation in the Securities Class Action.
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

Our use of artificial intelligence technologies may not be successful and may present business, intellectual property, compliance and reputational risks.
We use artificial intelligence (“AI”) and automated decision-making technologies (collectively, “AI Technologies”) in our business. As with many technological innovations, there are meaningful risks involved in developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if AI Technologies in our business are incorrectly designed or implemented; trained or reliant on incomplete, biased or otherwise poor quality data; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation could suffer.
Further, the use of AI Technologies may unintentionally compromise confidential or sensitive information, put our intellectual property at risk, or subject us to data privacy or intellectual property claims. Additionally, the regulatory framework for AI Technologies is rapidly evolving, and existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business.
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
We have in the past and may in the future implement a voluntary recall or market withdrawal or may be required to do so by a government/regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.
If our products are, or are alleged to be, defectively (or non-compliantly) designed, manufactured or labeled, contain or are alleged to contain, defective components or components containing hazardous materials, such as asbestos, or are misused, we may become subject to costly litigation initiated by pool owners as well as government/regulatory enforcement actions. Product liability claims (and/or claims/actions for non-compliance) could harm our reputation, divert management’s attention from our core business, be expensive to defend, reduce product sales and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims, and claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. In at least some jurisdictions, non-compliance with applicable regulations may amount to a criminal offense in which the Company may be subject to fines or other sanctions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended June 28, 2025. On July 26, 2022, the Board of Directors renewed the initial authorization of its share repurchase program (the “Share Repurchase Program”) such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025.
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
As of June 28, 2025, $400.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended June 28, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
March 30 – May 3, 2025	—	$—	—	$400,000,000
May 4 – May 31, 2025	—	—	—	400,000,000
June 1 – June 28, 2025	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Amendment No. 5 to ABL Credit Agreement, dated June 18, 2025, by and among Hayward Industries, Inc., as holdings, Hayward Intermediate, Inc., Hayward Pool Products Canada, Inc. / Produits De Piscines Hayward Canada, Inc., and Hayward Ibérica, S.L.U., as borrowers, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2025 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of July 30, 2025.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer