Form 10-Q
period 2025-09-27
Hayward Holdings, Inc.
filed 2025-10-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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

The registrant had outstanding 216,863,239 shares of common stock as of October 27, 2025.

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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 27, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$428,684	$196,589
Short-term investments	19,650	—
Accounts receivable, net of allowances of $1,923 and $2,701, respectively	116,053	278,582
Inventories, net	229,887	216,472
Prepaid expenses	18,394	20,203
Income tax receivable	2,548	6,426
Other current assets	20,569	48,697
Total current assets	835,785	766,969
Property, plant, and equipment, net of accumulated depreciation of $121,814 and $112,099, respectively	158,234	160,377
Goodwill	949,952	943,645
Trademark	736,000	736,000
Customer relationships, net	183,296	198,333
Other intangibles, net	88,274	96,095
Other non-current assets	84,079	89,205
Total assets	$3,035,620	$2,990,624
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,413	$13,991
Accounts payable	68,766	81,476
Accrued expenses and other liabilities	180,286	217,242
Income taxes payable	—	273
Total current liabilities	262,465	312,982
Long-term debt, net	947,744	950,562
Deferred tax liabilities, net	238,893	239,111
Other non-current liabilities	63,732	64,322
Total liabilities	1,512,834	1,566,977
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of September 27, 2025 and December 31, 2024	—	—
Common stock $0.001 par value, 750,000,000 authorized; 245,717,477 issued and 217,051,108 outstanding at September 27, 2025; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024	246	245
Additional paid-in capital	1,105,018	1,093,468
Common stock in treasury; 28,666,369 and 28,666,369 at September 27, 2025 and December 31, 2024, respectively	(359,274)	(358,133)
Retained earnings	782,724	699,564
Accumulated other comprehensive income	(5,928)	(11,497)
Total stockholders’ equity	1,522,786	1,423,647
Total liabilities and stockholders’ equity	$3,035,620	$2,990,624

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$244,336	$227,569	$772,780	$724,531
Cost of sales	119,200	114,474	376,430	361,770
Gross profit	125,136	113,095	396,350	362,761
Selling, general and administrative expense	69,803	64,509	206,813	187,678
Research, development and engineering expense	7,122	6,449	19,236	18,870
Acquisition and restructuring related expense	276	1,145	3,767	2,488
Amortization of intangible assets	6,882	7,576	20,587	21,425
Operating income	41,053	33,416	145,947	132,300
Interest expense, net	11,316	13,209	38,617	48,600
Loss on debt extinguishment	—	—	—	4,926
Other expense (income), net	(1,469)	(705)	(1,996)	(1,989)
Total other expense	9,847	12,504	36,621	51,537
Income from operations before income taxes	31,206	20,912	109,326	80,763
Provision for income taxes	7,178	4,411	26,166	16,841
Net income	$24,028	$16,501	$83,160	$63,922

Earnings per share
Basic	$0.11	$0.08	$0.38	$0.30
Diluted	$0.11	$0.07	$0.37	$0.29

Weighted average common shares outstanding
Basic	216,826,626	215,231,886	216,395,032	214,836,643
Diluted	222,420,881	221,436,206	222,074,267	221,251,355

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	September 27, 2025			September 28, 2024
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$24,028			$16,501
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,881)	—	(2,881)	6,605	—	6,605
Net change on cash flow hedges	(1,100)	275	(825)	(13,914)	3,478	(10,436)
Comprehensive income			$20,322			$12,670

	Nine Months Ended
	September 27, 2025			September 28, 2024
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$83,160			$63,922
Other comprehensive income (loss):
Foreign currency translation adjustments	13,455	—	13,455	(1,436)	—	(1,436)
Net change on cash flow hedges	(10,515)	2,629	(7,886)	(12,411)	3,103	(9,308)
Comprehensive income			$88,729			$53,178

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of Common Stock	425,617	—	416	—	—	—	416
Repurchase of stock	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379
Net income	—	—	—	—	44,799	—	44,799
Stock-based compensation	—	—	3,382	—	—	—	3,382
Issuance of Common Stock	346,743	1	683	—	—	—	684
Repurchase of stock	—	—	—	(80)	—	—	(80)
Other comprehensive income	—	—	—	—	—	10,234	10,234
Balance as of June 28, 2025	216,550,880	$246	$1,100,884	$(359,206)	$758,696	$(2,222)	$1,498,398
Net income	—	—	—	—	24,028	—	24,028
Stock-based compensation	—	—	3,504	—	—	—	3,504
Issuance of Common Stock	500,228	—	630	—	—	—	630
Repurchase of stock	—	—	—	(68)	—	—	(68)
Other comprehensive loss	—	—	—	—	—	(3,706)	(3,706)
Balance as of September 27, 2025	217,051,108	$246	$1,105,018	$(359,274)	$782,724	$(5,928)	$1,522,786

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	9,840	—	9,840
Stock-based compensation	—	—	1,983	—	—	—	1,983
Issuance of Common Stock	550,713	1	799	—	—	—	800
Repurchase of stock	—	—	—	(355)	—	—	(355)
Other comprehensive loss	—	—	—	—	—	(3,234)	(3,234)
Balance as of March 30, 2024	214,716,389	$244	$1,083,676	$(358,110)	$590,749	$3,933	$1,320,492
Net income	—	—	—	—	37,581	—	37,581
Stock-based compensation	—	—	2,649	—	—	—	2,649
Issuance of Common Stock	355,409	—	355	—	—	—	355
Other comprehensive loss	—	—	—	—	—	(3,679)	(3,679)
Balance as of June 29, 2024	215,071,798	$244	$1,086,680	$(358,110)	$628,330	$254	$1,357,398
Net income	—	—	—	—	16,501	—	16,501
Stock-based compensation	—	—	2,667	—	—	—	2,667
Issuance of Common Stock	340,762		435	—	—	—	435
Repurchase of stock	—	—	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	—	—	(3,831)	(3,831)
Balance as of September 28, 2024	215,412,560	$244	$1,089,782	$(358,125)	$644,831	$(3,577)	$1,373,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities
Net income	$83,160	$63,922
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	17,026	13,929
Amortization of intangible assets	25,808	26,299
Amortization of deferred debt issuance fees	2,818	3,248
Stock-based compensation	9,821	7,299
Deferred income taxes (benefit)	1,949	(8,344)
Allowance for credit losses	(1,021)	(62)
Loss on debt extinguishment	—	4,926
(Gain) loss on sale of property, plant and equipment	381	(451)
Changes in operating assets and liabilities
Accounts receivable	168,754	173,400
Inventories	(8,064)	(4,204)
Other current and non-current assets	29,913	(6,203)
Accounts payable	(14,002)	2,871
Accrued expenses and other liabilities	(33,566)	(868)
Net cash provided by operating activities	282,977	275,762

Cash flows from investing activities
Purchases of property, plant, and equipment	(19,822)	(16,153)
Software development costs	(1,579)	(1,399)
Acquisitions, net of cash acquired	—	(61,636)
Proceeds from sale of property, plant, and equipment	—	311
Purchases of short-term investments	(19,650)	—
Proceeds from short-term investments	—	25,000
Net cash used in investing activities	(41,051)	(53,877)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,886
Payments of long-term debt	(6,941)	(129,971)
Proceeds from issuance of short-term notes payable	—	6,340
Payments of short-term notes payable	(2,169)	(4,676)
Debt issuance costs	(1,388)	—
Purchase of common stock	(1,141)	—
Other, net	719	(427)
Net cash used in financing activities	(10,920)	(125,848)

Effect of exchange rate changes on cash and cash equivalents	1,089	50
Change in cash and cash equivalents	232,095	96,087
Cash and cash equivalents, beginning of period	196,589	178,097
Cash and cash equivalents, end of period	$428,684	$274,184

Supplemental disclosures of cash flow information:
Cash paid-interest	$39,892	$47,965
Cash paid-income taxes	20,587	26,853

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$1,064	$1,862
Equipment financed under finance leases	1,866	843

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 dates. We had one additional and two fewer working days for the three and nine months ended September 27, 2025 compared to the 2024 periods, respectively.
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
Hayward Holdings, Inc. and its direct wholly owned subsidiary, Hayward Intermediate, Inc., are holding companies with no other operations, material assets or liabilities other than the ownership by Hayward Intermediate, Inc. of all of the equity interests in Hayward Industries, Inc., which is the borrower under our First Lien Term Facility and ABL Revolving Credit Facility (collectively, the “Credit Facilities”). Refer to Note 21. Condensed Financial Information of Registrant (Parent Company Only) of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the financial information detail of the holding company, Hayward Holdings, Inc.
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three months ended September 27, 2025. For the nine months ended September 27, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of September 27, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the nine months ended September 27, 2025 was $0.9 million.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recently Issued Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company will apply the guidance on a retrospective basis and the adoption is not expected to have a material impact on its condensed financial statements or related disclosures.
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
Intangibles - Goodwill and Other Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which modernizes the accounting for internal‑use software by eliminating references to prescriptive development stages and replacing them with a principles‑based capitalization model. Under the new approach, entities can begin capitalizing software development costs once management has authorized and committed funding and it is “probable to complete” (i.e. probable that the software will be completed and used), provided there is no “significant development uncertainty.” The update also aligns disclosure of capitalized internal software costs with those for property, plant, and equipment, and permits entities to adopt the standard via prospective, modified, or retrospective transition methods. The amendments in this update are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its condensed financial statements and related disclosures.
3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Product groups
Residential pool	$217,540	$200,794	$686,998	$652,697
Commercial pool	14,083	14,172	48,505	34,259
Flow control	12,713	12,603	37,277	37,575
Total	$244,336	$227,569	$772,780	$724,531

Geographic
United States	$193,047	$182,435	$601,643	$562,510
Canada	15,198	12,533	48,846	47,000
Europe	19,272	16,807	74,778	71,290
Rest of World	16,819	15,794	47,513	43,731
Total International	51,289	45,134	171,137	162,021
Total	$244,336	$227,569	$772,780	$724,531

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Inventories
Inventories, net, consist of the following (in thousands):

	September 27, 2025	December 31, 2024
Raw materials	$81,862	$94,168
Work in progress	21,887	20,013
Finished goods	126,138	102,291
Total	$229,887	$216,472

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 27, 2025	December 31, 2024
Selling, promotional and advertising	$54,331	$60,620
Insurance reserve	11,797	32,836
Warranty reserve	21,650	25,306
Employee compensation and benefits	26,397	28,860
Inventory purchases	19,044	24,002
Operating lease liability - short term	9,795	8,673
Freight	5,264	7,010
Accrued interest	5,101	591
Accrued litigation reserve	4,291	1,563
Payroll taxes	4,117	5,232
Taxes - non income	3,634	2,630
Deferred income	2,558	3,399
Professional fees	2,074	2,254
Business restructuring costs	1,015	1,304
Short-term notes payable	—	2,169
Other accrued liabilities	9,218	10,793
Total	$180,286	$217,242

The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	26,687
Accrual for warranties issued during the period	10,385
Payments	(9,693)
Balance at June 28, 2025	27,379
Accrual for warranties issued during the period	8,435
Payments	(14,164)
Balance at September 27, 2025	$21,650

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Balance at December 31, 2023	$22,154
Accrual for warranties issued during the period	8,202
Payments	(6,999)
Balance at March 30, 2024	23,357
Accrual for warranties issued during the period	11,637
Payments	(10,124)
Balance at June 29, 2024	24,870
Acquisition	1,105
Accrual for warranties issued during the period	9,167
Payments	(15,090)
Balance at September 28, 2024	$20,052

Warranty expenses for the three and nine months ended September 27, 2025 were $8.4 million and $26.9 million, respectively, and $9.2 million and $29.0 million, respectively, for the three and nine months ended September 28, 2024.
6. Income Taxes
The Company’s effective tax rate for the three months ended September 27, 2025 and September 28, 2024 was 23.0% and 21.1%, respectively, after discrete items. The change in the Company's effective tax rate was primarily due to a decrease in tax benefit from stock compensation.
The Company’s effective tax rate for the nine months ended September 27, 2025 and September 28, 2024 was 23.9% and 20.9%, respectively. The change in the Company’s effective tax rate was primarily due to return-to-provision adjustments during the prior-year period and a decrease in tax benefit from stock compensation.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were $1.3 million uncertain tax positions at September 27, 2025 and December 31, 2024.
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
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”), commonly referred to as the “One Big Beautiful Bill Act,” was enacted in the United States. The Act changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, in addition to other changes. The Company continues to evaluate the impact the Act will have on the consolidated financial statements but does not anticipate a material impact on the 2025 income tax expense.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Long-Term Debt
Long-term debt, net, consists of the following (in thousands):

	September 27, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$960,000	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	5,693	6,461
Finance lease obligations	2,804	2,448
Subtotal	968,497	973,909
Less: Current portion of the long-term debt	(13,413)	(13,991)
Less: Unamortized debt issuance costs	(7,340)	(9,356)
Total	$947,744	$950,562

On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate borrowings and the removal of the first-in, last-out subfacility.
The Credit Facilities contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2025 based on the First Lien Leverage Ratio as of December 31, 2024 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. The maturity date under the ABL Facility is February 25, 2028. As of September 27, 2025, the Company was in compliance with all covenants under the Credit Facilities.

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
As of September 27, 2025 and December 31, 2024, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt.
Foreign Exchange Contracts
The Company enters into foreign exchange contracts to manage risks associated with future intercompany and foreign currency transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended September 27, 2025 and September 28, 2024, the Company recognized $0.9 million of income and $0.6 million of expense, respectively, and for the nine months ended September 27, 2025 and September 28, 2024, the Company recognized $2.8 million of expense and $0.3 million of income, respectively, in Other expense (income), net, related to foreign exchange contracts.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the gross fair values and location of the significant derivative instruments within the Company’s unaudited condensed consolidated balance sheets (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities
	September 27, 2025			December 31, 2024
Interest rate swaps	$—	$7,258	$143	$1,083	$16,640	$92
Foreign exchange contracts	228	—	770	2,339	—	—
Total	$228	$7,258	$913	$3,422	$16,640	$92
The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive income (“AOCI”) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate swaps (3)	$1,305	$(9,542)	$2,405	$4,372	Interest expense, net

(1) The tax expense and benefit, respectively, on the gain (loss) recognized in AOCI for the three months ended September 27, 2025 and September 28, 2024 was $0.3 million and $2.4 million, respectively.

(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended September 27, 2025 and September 28, 2024 was $0.6 million and $1.1 million, respectively.
(3) The Company estimates that $5.4 million of unrealized gains will be reclassified from AOCI into earnings in the next twelve months.

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate swaps	$(2,922)	$716	$7,593	$13,127	Interest expense, net

(1) The tax benefit and expense, respectively, on the (loss) gain recognized in AOCI for the nine months ended September 27, 2025 and September 28, 2024 was $0.7 million and $0.2 million, respectively.

(2) The tax expense on the gain reclassified from AOCI to earnings for the nine months ended September 27, 2025 and September 28, 2024 was $1.9 million and $3.3 million, respectively.

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
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amount of these instruments approximate fair value because of their short-term nature.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	September 27, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$7,258	$—	$7,258	$—	$17,723	$—	$17,723
Foreign exchange contracts	—	228	—	228	—	2,339	—	2,339
Supplemental Retirement Plan assets	9,904	—	—	9,904	7,741	—	—	7,741
Liabilities:
Interest rate swaps	$—	$143	$—	$143	$—	$92	$—	$92
Foreign exchange contracts	—	770	—	770	—	—	—	—
Supplemental Retirement Plan liabilities	9,904	—	—	9,904	7,741	—	—	7,741
The estimated fair value of the long-term debt and related current maturities (excluding finance leases, the ABL Facility, and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The Company's short-term investments are held-to-maturity fixed income securities and carried at amortized cost.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	September 27, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments (1)
Commercial paper	$19,650	$19,650	$—	$—
Liabilities:
Long-term debt and related current maturities	$960,000	$961,805	$965,000	$970,433

(1) The Company held $19.7 million in held-to-maturity debt securities with maturity dates within one year. The fair value of the Company's held-to-maturity debt securities approximates their amortized cost.

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
NAM manufactures and sells residential and commercial swimming pool equipment and supplies as well as equipment that controls the flow of fluids.
E&RW manufactures and sells residential and commercial swimming pool equipment and supplies.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	September 27, 2025			September 28, 2024
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$208,245	$36,091	$244,336	$194,968	$32,601	$227,569

Significant Segment Expenses
Cost of Sales	98,223	20,977	119,200	93,092	21,382	114,474
Segment selling, general and administrative expense	47,831	8,549	56,380	44,200	8,402	52,602
Research, development and engineering expense	6,804	318	7,122	6,107	342	6,449
Segment income	55,387	6,247	61,634	51,569	2,475	54,044

Capital expenditures (1)	7,264	501	7,765	6,240	579	6,819
Depreciation and amortization (1)(2)	6,435	441	6,876	6,081	271	6,352
Intersegment sales	2,773	121	2,894	4,093	66	4,159

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals. (2) Amortization expense excluded from segment income is not included in these totals.

	Nine Months Ended			Nine Months Ended
	September 27, 2025			September 28, 2024
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$650,489	$122,291	$772,780	$609,510	$115,021	$724,531

Significant Segment Expenses
Cost of Sales	301,171	75,259	376,430	290,327	71,443	361,770
Segment selling, general and administrative expense	148,846	25,679	174,525	134,686	25,759	160,445
Research, development and engineering expense	18,257	979	19,236	17,851	1,019	18,870
Segment income	182,215	20,374	202,589	166,646	16,800	183,446

Capital expenditures (1)	20,104	1,243	21,347	15,701	1,806	17,507
Depreciation and amortization (1)(2)	19,844	1,294	21,138	17,493	791	18,284
Intersegment sales	15,142	479	15,621	17,108	126	17,234

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total segment income	$61,634	$54,044	$202,589	$183,446
Corporate expense, net	13,423	11,907	32,288	27,233
Acquisition and restructuring related expense	276	1,145	3,767	2,488
Amortization of intangible assets	6,882	7,576	20,587	21,425
Operating income	41,053	33,416	145,947	132,300
Interest expense, net	11,316	13,209	38,617	48,600
Loss on debt extinguishment	—	—	—	4,926
Other (income) expense, net	(1,469)	(705)	(1,996)	(1,989)
Total other expense	9,847	12,504	36,621	51,537
Income from operations before income taxes	$31,206	$20,912	$109,326	$80,763

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income attributable to common stockholders	$24,028	$16,501	$83,160	$63,922

Weighted average number of common shares outstanding, basic	216,826,626	215,231,886	216,395,032	214,836,643
Effect of dilutive securities(a)	5,594,255	6,204,320	5,679,235	6,414,712
Weighted average number of common shares outstanding, diluted	222,420,881	221,436,206	222,074,267	221,251,355

Earnings per share attributable to common stockholders, basic	$0.11	$0.08	$0.38	$0.30
Earnings per share attributable to common stockholders, diluted	$0.11	$0.07	$0.37	$0.29
(a) For the three months ended September 27, 2025 and September 28, 2024 there were potential common shares totaling approximately 1.7 million and 2.5 million, respectively, and for the nine months ended September 27, 2025 and September 28, 2024, there were potential common shares totaling approximately 1.7 million and 2.5 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
As of December 11, 2024, during the discovery phase of litigation in which the Company was one of several named defendants, the Company reached a mutual understanding to settle its liability in a wrongful death lawsuit related to a discontinued product. The resolution included a payment in the amount of $22.0 million, during the three months ended September 27, 2025, which amount was paid entirely by the Company’s insurance carriers pursuant to agreement among the Company and its insurance

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
carriers. At least one co-defendant has not settled, and full and final resolution thus remains pending and appealable. The Company does not anticipate future financial obligation.
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
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action,” and together with the Heicklen Action, the “Derivative Actions”). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, and corporate waste in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment and violations of Section 10(b) of the Securities Exchange Act of 1934. The Hertzog Action also alleges claims for insider trading and violations of Sections 14(a), 21D, 20(a), 29(B) of the Securities Exchange Act of 1934. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Derivative Actions are presently stayed in light of the mediation in the Securities Class Action.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions and intend to vigorously defend ourselves in these matters. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible range of financial obligation that we may incur to resolve the Securities Class Action and the Derivative Actions. The Company has recorded accruals, where appropriate, with respect to this matter in the Company’s condensed consolidated financial statements. Additional expenses incurred, if any, related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,432	$5,507
Finance leases	1,866	843
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 27, 2025	December 31, 2024
Operating leases
Other non-current assets	$54,607	$55,809
Accrued expenses and other liabilities	9,795	8,673
Other non-current liabilities	52,054	54,766
Total operating lease liabilities	61,849	63,439

Finance leases
Property, plant and equipment	8,080	8,936
Accumulated depreciation	(2,694)	(2,892)
Property, plant and equipment, net	5,386	6,044

Current maturities of long-term debt	861	1,753
Long-term debt	1,943	695
Total finance lease liabilities	$2,804	$2,448

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Dividends paid
For the three and nine months ended September 27, 2025 and September 28, 2024, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
On July 28, 2025, the Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 28, 2028. The Company had no repurchases of its common stock in the three months ended September 27, 2025 under the Share Repurchase Program. As of September 27, 2025, $450.0 million remained available for additional share repurchases under the program.

15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and nine months ended September 27, 2025 was $3.5 million and $9.8 million, respectively, and $2.7 million and $7.3 million, respectively, for the three and nine months ended September 28, 2024.
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
During the nine months ended September 27, 2025, the Company granted 640,054 time-based restricted stock units and 355,306 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $14.45 and $15.32, respectively.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Business restructuring costs	$276	$444	$481	$1,232
Acquisition transaction and integration costs	—	701	3,286	1,256
Total	$276	$1,145	$3,767	$2,488
Restructuring
During the three and nine months ended September 27, 2025, the Company incurred $0.3 million and $0.4 million of costs related to restructuring actions in E&RW that began during the fourth quarter of 2024. The actions included termination benefits associated with a reduction-in-force and consolidation of facilities. The total costs incurred to date for these restructuring actions are $1.3 million.
During the nine months ended September 27, 2025, the Company incurred a reduction in expense of $0.2 million to finalize the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The finalized total cost to execute the program was $5.7 million.
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the three and nine months ended September 28, 2024, the Company incurred zero and $0.7 million of expense related to the programs, respectively. The total costs incurred to execute the programs were $3.2 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2025 Activity
	Liability as of December 31, 2024	Costs Recognized	Cash Payments	Liability as of September 27, 2025
One-time termination benefits	$1,534	$205	$(696)	$1,043
Facility-related	—	203	(72)	131
Other	28	73	(36)	65
Total	$1,562	$481	$(804)	$1,239

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of September 28, 2024
One-time termination benefits	$2,353	$488	$(2,101)	$—	$740
Facility-related	—	182	(182)	—	—
Other	6	562	(456)	67	179
Total	$2,359	$1,232	$(2,739)	$67	$919

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The consideration paid net of cash acquired was $55.2 million. The purchase price was funded with cash on hand. For the nine months ended September 27, 2025, transaction and integration expenses recognized for the acquisition were $3.3 million. These expenses are included within acquisition and restructuring related costs on the Company’s unaudited condensed consolidated statements of operations. The acquisition accounting was complete as of December 31, 2024.

17. Related-Party Transactions
During the three and nine months ended September 27, 2025 and September 28, 2024, the Company did not incur any significant related-party transactions.

18. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive income/(loss) before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive income/(loss)	3,729	(6,250)	(2,521)
Tax Amounts	—	1,562	1,562
Balance at March 29, 2025	$(20,991)	$8,535	$(12,456)
Other comprehensive income/(loss) before reclassifications	12,607	(767)	11,840
Amounts reclassified from accumulated other comprehensive income	—	(2,398)	(2,398)
Net current period other comprehensive income/(loss)	12,607	(3,165)	9,442
Tax Amounts	—	792	792
Balance at June 28, 2025	$(8,384)	$6,162	$(2,222)
Other comprehensive (loss)/income before reclassifications	(2,881)	1,305	(1,576)
Amounts reclassified from accumulated other comprehensive income	—	(2,405)	(2,405)
Net current period other comprehensive loss	(2,881)	(1,100)	(3,981)
Tax Amounts	—	275	275
Balance at September 27, 2025	$(11,265)	$5,337	$(5,928)

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2023	$(8,548)	$15,715	$7,167
Other comprehensive (loss)/income before reclassifications	(5,709)	7,516	1,807
Amounts reclassified from accumulated other comprehensive income	—	(4,364)	(4,364)
Net current period other comprehensive (loss)/income	(5,709)	3,152	(2,557)
Tax Amounts	—	(677)	(677)
Balance at March 30, 2024	$(14,257)	$18,190	$3,933
Other comprehensive (loss)/income before reclassifications	(2,332)	2,742	410
Amounts reclassified from accumulated other comprehensive income	—	(4,391)	(4,391)
Net current period other comprehensive (loss)/income	(2,332)	(1,649)	(3,981)
Tax Amounts	—	302	302
Balance at June 29, 2024	$(16,589)	$16,843	$254
Other comprehensive income/(loss) before reclassifications	6,605	(9,542)	(2,937)
Amounts reclassified from accumulated other comprehensive income	—	(4,372)	(4,372)
Net current period other comprehensive income/(loss)	6,605	(13,914)	(7,309)
Tax Amounts	—	3,478	3,478
Balance at September 28, 2024	$(9,984)	$6,407	$(3,577)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. As a result of many factors, including those set forth in the section “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those contained in or implied by any forward-looking statements. The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025.

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
NAM manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States and Canada, and manufactures and sells flow control products.
E&RW manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.
NAM accounted for 85% and 86% of total net sales for the three months ended September 27, 2025 and September 28, 2024, respectively, and E&RW accounted for 15% and 14% of total net sales for the three months ended September 27, 2025 and September 28, 2024, respectively.
NAM accounted for 84% of total net sales for each of the nine months ended September 27, 2025 and September 28, 2024, and E&RW accounted for 16% of total net sales for each of the nine months ended September 27, 2025 and September 28, 2024.

Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and nine months ended September 27, 2025 and the three and nine months ended September 28, 2024 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 date. This resulted in one additional and two fewer working days for the three and nine months ended September 27, 2025 compared to the 2024 periods, respectively.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter, sales are higher in anticipation of the start of the summer pool season, and in the fourth quarter, we incentivize trade customers to buy and stock in preparation for next year’s pool season under an “Early Buy” program, which features a price discount and extended payment terms. Shipments for the 2025 Early Buy program began in the late third quarter and will continue through approximately the first quarter of 2026. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we typically build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. This uncertainty, as well as the direct impact of these tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World,” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.

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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and nine months ended September 27, 2025 and September 28, 2024 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$244,336	$227,569	$772,780	$724,531
Cost of sales	119,200	114,474	376,430	361,770
Gross profit	125,136	113,095	396,350	362,761
Selling, general and administrative expense	69,803	64,509	206,813	187,678
Research, development and engineering expense	7,122	6,449	19,236	18,870
Acquisition and restructuring related expense	276	1,145	3,767	2,488
Amortization of intangible assets	6,882	7,576	20,587	21,425
Operating income	41,053	33,416	145,947	132,300
Interest expense, net	11,316	13,209	38,617	48,600
Loss on debt extinguishment	—	—	—	4,926
Other expense (income), net	(1,469)	(705)	(1,996)	(1,989)
Total other expense	9,847	12,504	36,621	51,537
Income from operations before income taxes	31,206	20,912	109,326	80,763
Provision for income taxes	7,178	4,411	26,166	16,841
Net income	$24,028	$16,501	$83,160	$63,922
Adjusted EBITDA (a)	$59,066	$51,093	$196,404	$178,748
(a) See “—Non-GAAP Reconciliation.”

Net sales
Net sales increased to $244.3 million for the three months ended September 27, 2025 from $227.6 million for the three months ended September 28, 2024, an increase of $16.7 million, or 7.4%. See the segment discussion below for further information.
Net sales increased to $772.8 million for the nine months ended September 27, 2025 from $724.5 million for the nine months ended September 28, 2024, an increase of $48.3 million, or 6.7%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
Price, net of discounts and allowances	5.4%	4.5%
Volume	1.5	0.5
Acquisitions	—	1.6
Currency and other	0.5	0.1
Total	7.4%	6.7%
The net sales increase for the three months ended September 27, 2025 was driven by positive net price to offset inflation and tariffs, increased volume, and the favorable impact from foreign currency translation. The increase in volume was driven by the favorable timing of orders in the 2025 season.

The net sales increase for the nine months ended September 27, 2025 was driven by positive net price to offset inflation and tariffs, the favorable impact from acquisitions, and a modest increase in volume.
Gross profit and gross profit margin
Gross profit increased to $125.1 million for the three months ended September 27, 2025 from $113.1 million for the three months ended September 28, 2024, an increase of $12.0 million, or 10.6%.
Gross profit margin increased to 51.2% for the three months ended September 27, 2025 compared to 49.7% for the three months ended September 28, 2024, an increase of 150 basis points, due to positive net price impact, the absence of a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of ChlorKing HoldCo, LLC and related entities ("ChlorKing") recorded in the prior-year period, and operational efficiencies in our manufacturing facilities, partially offset by an increase in costs driven by tariffs and inflation.
Gross profit increased to $396.4 million for the nine months ended September 27, 2025 from $362.8 million for the nine months ended September 28, 2024, an increase of $33.6 million, or 9.3%.
Gross profit margin increased to 51.3% for the nine months ended September 27, 2025 compared to 50.1% for the nine months ended September 28, 2024, an increase of 120 basis points, primarily due to positive net price impact, operational efficiencies in our manufacturing facilities and the absence of a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the ChlorKing business recorded in the prior-year period, partially offset by an increase in costs driven by tariffs and inflation.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $69.8 million for the three months ended September 27, 2025 from $64.5 million for the three months ended September 28, 2024, an increase of $5.3 million, or 8.2%, primarily due to higher incentive compensation and higher salary costs driven by investments in our selling and customer care teams and wage inflation, and a non-recurring litigation expense, partially offset by decreased warranty costs.
As a percentage of net sales, SG&A increased to 28.6% for the three months ended September 27, 2025 as compared to 28.3% for the three months ended September 28, 2024, an increase of 30 basis points, driven by the factors discussed above.
SG&A increased to $206.8 million for the nine months ended September 27, 2025 from $187.7 million for the nine months ended September 28, 2024, an increase of $19.1 million, or 10.2%, driven by higher incentive compensation and higher salary costs driven by investments in our selling and customer care teams and wage inflation, six months of expense related to the ChlorKing business acquired in June 2024 that is absent in the prior-year period and a non-recurring litigation expense.
As a percentage of net sales, SG&A increased to 26.8% for the nine months ended September 27, 2025 as compared to 25.9% for nine months ended September 28, 2024, an increase of 90 basis points, due to the factors discussed above.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $7.1 million for the three months ended September 27, 2025 from $6.4 million for the three months ended September 28, 2024, an increase of $0.7 million, or 10.4%. RD&E spend continues to be focused on new product development and new product quality.
As a percentage of net sales, RD&E remained relatively consistent at 2.9% for the three months ended September 27, 2025 compared to 2.8% for the three months ended September 28, 2024.
RD&E increased to $19.2 million for the nine months ended September 27, 2025 from $18.9 million for the nine months ended September 28, 2024, an increase of $0.3 million, or 1.9%. As a percentage of net sales, RD&E was 2.5% for the nine months ended September 27, 2025 compared to 2.6% for the nine months ended September 28, 2024, a decrease of 10 basis points.
Acquisition and restructuring related expense
For the three months ended September 27, 2025, we incurred $0.3 million of acquisition and restructuring related expense as compared to $1.1 million of expense for the three months ended September 28, 2024. The expense in the three months ended September 27, 2025 was driven by facility and other restructuring costs within our E&RW business compared to the three months ended September 28, 2024, which was primarily driven by costs associated with the acquisition of ChlorKing.
For the nine months ended September 27, 2025, we incurred $3.8 million of acquisition and restructuring related expense as compared to $2.5 million of expense for the nine months ended September 28, 2024. The nine months ended September 27, 2025 primarily included the deferred purchase price recognized as compensation cost over the twelve-month service period from the date of the ChlorKing acquisition and facility driven restructuring costs within E&RW. The acquisition and restructuring-related expenses in the nine months ended September 28, 2024 primarily included costs associated with the centralization and consolidation of operations in Europe and costs related to the acquisition of the ChlorKing business.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three months ended September 27, 2025, amortization of intangible assets decreased by $0.7 million compared to the three months ended September 28, 2024 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
For the nine months ended September 27, 2025, amortization of intangible assets decreased $0.8 million compared to the nine months ended September 28, 2024 due to the amortization pattern of certain intangible asset classes based on the declining balance method, partially offset by a full nine months of amortization expense on the intangible assets acquired as part of the acquisition of ChlorKing in June 2024 compared to three months of expense in the prior-year period.
Operating income
For the three and nine months ended September 27, 2025, operating income increased $7.6 million and $13.6 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $11.3 million for the three months ended September 27, 2025 from $13.2 million for the three months ended September 28, 2024, a decrease of $1.9 million or 14.3%, primarily due to lower interest rates and increased interest income on cash deposits..
Interest expense, net, for the three months ended September 27, 2025 consisted of $15.0 million of interest expense on the outstanding debt and $0.9 million of amortization of deferred financing fees, partially offset by $4.6 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.49% for the three months ended September 27, 2025.
Interest expense, net, for the three months ended September 28, 2024 consisted of $15.9 million of interest expense on the outstanding debt and $1.0 million of amortization of deferred financing fees, partially offset by $3.7 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.78% for the three months ended September 28, 2024.
Interest expense, net, decreased to $38.6 million for the nine months ended September 27, 2025 from $48.6 million for the nine months ended September 28, 2024, a decrease of $10.0 million or 20.5%, primarily due to reduced debt as a result of the repayment of the Incremental Term Loan B principal balance in April 2024, lower interest rates and increased interest income on cash investment balances..
Interest expense, net, for the nine months ended September 27, 2025 consisted of $44.4 million of interest on the outstanding debt and $2.8 million of amortization of deferred financing fees, partially offset by $8.6 million of interest income. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.44% for the nine months ended September 27, 2025.
Interest expense, net, for the nine months ended September 28, 2024 consisted of $52.3 million of interest on the outstanding debt and $3.2 million of amortization of deferred financing fees, partially offset by $6.9 million of interest income. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 7.00% for the nine months ended September 28, 2024.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for three and nine months ended September 27, 2025. The $4.9 million loss on extinguishment of debt for the nine months ended September 28, 2024 was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024.
Provision for income taxes
We incurred income tax expense of $7.2 million for the three months ended September 27, 2025, compared to an income tax expense of $4.4 million for the three months ended September 28, 2024, an increase of $2.8 million, or 62.7%.

The increase in the Company’s effective tax rate from 21.1% for the three months ended September 28, 2024 to 23.0% for the three months ended September 27, 2025 was primarily due to a decrease in tax benefit from stock compensation.
We incurred income tax expense of $26.2 million for the nine months ended September 27, 2025, compared to income tax expense of $16.8 million for the nine months ended September 28, 2024, an increase of $9.4 million, or 55.4%.
The increase in the Company’s effective tax rate from 20.9% for the nine months ended September 28, 2024 to 23.9% for the nine months ended September 27, 2025 was primarily due to return-to-provision adjustments during the prior-year period and a decrease in tax benefit from stock compensation.
Net income and net income margin
As a result of the foregoing, net income increased by $7.5 million and $19.2 million for the three and nine months ended September 27, 2025, respectively.
Net income margin increased to 9.8% for the three months ended September 27, 2025 compared to 7.3% for the three months ended September 28, 2024, an increase of 250 basis points.
Net income margin increased to 10.8% for the nine months ended September 27, 2025 compared to 8.8% for the nine months ended September 28, 2024, an increase of 200 basis points.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $59.1 million for the three months ended September 27, 2025 from $51.1 million for the three months ended September 28, 2024, an increase of $8.0 million, or 15.6%, driven primarily by increased net sales and higher gross profit.
Adjusted EBITDA margin increased to 24.2% for the three months ended September 27, 2025 compared to 22.5% for the three months ended September 28, 2024, an increase of 170 basis points.
Adjusted EBITDA increased to $196.4 million for the nine months ended September 27, 2025 from $178.7 million for the nine months ended September 28, 2024, an increase of $17.7 million, or 9.9%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expense.
Adjusted EBITDA margin increased to 25.4% for the nine months ended September 27, 2025 compared to 24.7% for the nine months ended September 28, 2024, an increase of 70 basis points, due to the factors described above.
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

North America

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$208,245	$194,968	$650,489	$609,510
Gross profit	$110,022	$101,877	$349,319	$319,184
Gross profit margin %	52.8%	52.3%	53.7%	52.4%
Segment income	$55,387	$51,569	$182,215	$166,646
Segment income margin %	26.6%	26.4%	28.0%	27.3%
Adjusted segment income (a)	$61,721	$59,461	$201,448	$186,038
Adjusted segment income margin % (a)	29.6%	30.5%	31.0%	30.5%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $208.2 million for the three months ended September 27, 2025 from $195.0 million for the three months ended September 28, 2024, an increase of $13.2 million, or 6.8%.
Net sales increased to $650.5 million for the nine months ended September 27, 2025 from $609.5 million for the nine months ended September 28, 2024, an increase of $41.0 million, or 6.7%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
Price, net of allowances and discounts	6.5%	5.3%
Volume	0.4	(0.3)
Acquisitions	—	1.9
Currency and other	(0.1)	(0.2)
Total	6.8%	6.7%
The net sales increase for the three months ended September 27, 2025 was driven primarily by positive net price to offset inflation and tariffs and a modest increase in volume. The increase in volume was driven by the favorable timing of orders in the 2025 season.
The net sales increase for the nine months ended September 27, 2025 was driven primarily by positive net price to offset inflation and tariffs, and the acquisition and successful integration of the ChlorKing business, partially offset by a modest decline in volume.
Gross profit and gross profit margin
Gross profit increased to $110.0 million for the three months ended September 27, 2025 from $101.9 million for the three months ended September 28, 2024, an increase of $8.1 million, or 8.0%.
Gross profit margin increased to 52.8% for the three months ended September 27, 2025 from 52.3% for the three months ended September 28, 2024, an increase of 50 basis points. Gross margin increased due to positive net price impact, the absence of a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the ChlorKing business recorded in the prior-year period, and operational efficiencies in our manufacturing facilities, partially offset by an increase in costs driven by tariffs and inflation.
Gross profit increased to $349.3 million for the nine months ended September 27, 2025 from $319.2 million for the nine months ended September 28, 2024, an increase of $30.1 million, or 9.4%.
Gross profit margin increased to 53.7% for the nine months ended September 27, 2025 from 52.4% for the nine months ended September 28, 2024, an increase of 130 basis points. Gross margin increased due to positive net price impact, operational efficiencies in our manufacturing facilities and the absence of a non-cash increase to cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the ChlorKing business recorded in the prior-year period, partially offset by an increase in costs driven by tariffs and inflation.

Segment income and segment income margin
Segment income increased to $55.4 million for the three months ended September 27, 2025 from $51.6 million for the three months ended September 28, 2024, an increase of $3.8 million, or 7.4%. This was primarily driven by an increase in net sales and gross profit as discussed above, partially offset by an increase in SG&A due to higher incentive compensation and higher salary costs driven by investments in our selling and customer care teams and wage inflation, partially offset by decreased warranty costs.
Segment income margin increased to 26.6% for the three months ended September 27, 2025 from 26.4% for the three months ended September 28, 2024, an increase of 20 basis points. The increase was driven by the same factors discussed above in segment income.
Segment income increased to $182.2 million for the nine months ended September 27, 2025 from $166.6 million for the nine months ended September 28, 2024, an increase of $15.6 million, or 9.3%. This was primarily attributable to the increase in net sales and gross profit as discussed above, partially offset by higher SG&A expense due to higher incentive compensation and higher salary costs driven by investments in our selling and customer care teams and wage inflation, partially offset by decreased warranty costs.
Segment income margin increased to 28.0% for the nine months ended September 27, 2025 from 27.3% for the nine months ended September 28, 2024, an increase of 70 basis points. The increase was driven by the same factors as the increase in segment income discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $61.7 million for the three months ended September 27, 2025 from $59.5 million for the three months ended September 28, 2024, an increase of $2.2 million, or 3.8%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin decreased to 29.6% for the three months ended September 27, 2025 from 30.5% for the three months ended September 28, 2024, a decrease of 90 basis points.
Adjusted segment income increased to $201.4 million for the nine months ended September 27, 2025 from $186.0 million for the nine months ended September 28, 2024, an increase of $15.4 million or 8.3%. This was driven by the increased segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”
Adjusted segment income margin increased to 31.0% for the nine months ended September 27, 2025 from 30.5% for the nine months ended September 28, 2024, an increase of 50 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$36,091	$32,601	$122,291	$115,021
Gross profit	$15,114	$11,218	$47,031	$43,577
Gross profit margin %	41.9%	34.4%	38.5%	37.9%
Segment income	$6,247	$2,475	$20,374	$16,800
Segment income margin %	17.3%	7.6%	16.7%	14.6%
Adjusted segment income (a)	$6,688	$2,746	$21,668	$17,601
Adjusted segment income margin % (a)	18.5%	8.4%	17.7%	15.3%
(a) See “—Non-GAAP Reconciliation.”
Net sales
Net sales increased to $36.1 million for the three months ended September 27, 2025 from $32.6 million for the three months ended September 28, 2024, an increase of $3.5 million, or 10.7%.

Net sales increased to $122.3 million for the nine months ended September 27, 2025 from $115.0 million for the nine months ended September 28, 2024, an increase of $7.3 million, or 6.3%.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
Volume	8.5%	4.7%
Currency and other	3.3	1.3
Price, net of allowances and discounts	(1.1)	0.3
Total	10.7%	6.3%
The net sales increase for the three months ended September 27, 2025 was primarily due to the rise in volume and the favorable impact of foreign currency translation, partially offset by the impact of a decrease in net price. The increase in volume was driven by shipment timing under the Early Buy program.
The net sales increase for the nine months ended September 27, 2025 was primarily due to growth in volume, the favorable impact from foreign currency translation and positive net price to offset inflation. The volume growth was driven by Early Buy shipments and improved market conditions in the Middle East, Asia and Europe compared to the prior-year period.
Gross profit and Gross profit margin
Gross profit increased to $15.1 million for the three months ended September 27, 2025 from $11.2 million for the three months ended September 28, 2024, an increase of $3.9 million, or 34.7%.
Gross profit margin increased to 41.9% for the three months ended September 27, 2025 from 34.4% for the three months ended September 28, 2024, an increase of 750 basis points, primarily driven by operational efficiencies related to higher volume and the absence of a discrete inventory adjustment recorded in the prior-year period.
Gross profit increased to $47.0 million for the nine months ended September 27, 2025 from $43.6 million for the nine months ended September 28, 2024, an increase of $3.4 million, or 7.9%.
Gross profit margin increased to 38.5% for the nine months ended September 27, 2025 from 37.9% for the nine months ended September 28, 2024, an increase of 60 basis points, primarily driven by operational efficiencies related to higher volume and the absence of a discrete inventory adjustment recorded in the prior-year period.
Segment income and Segment income margin
Segment income increased to $6.2 million for the three months ended September 27, 2025 from $2.5 million for the three months ended September 28, 2024, an increase of $3.7 million, or 152.4%. This was primarily driven by an increase in net sales and gross profit as discussed above.
Segment income margin increased by 970 basis points from 7.6% for the three months ended September 28, 2024 to 17.3% for the three months ended September 27, 2025, resulting from the increase in gross profit.
Segment income increased to $20.4 million for the nine months ended September 27, 2025 from $16.8 million for the nine months ended September 28, 2024, an increase of $3.6 million, or 21.3%. This was driven by the factors discussed above.
Segment income margin increased by 210 basis points, to 16.7% for the nine months ended September 27, 2025 as compared to 14.6% for the nine months ended September 28, 2024.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $6.7 million for the three months ended September 27, 2025 from $2.7 million for the three months ended September 28, 2024, an increase of $4.0 million or 143.5%. This was primarily driven by the increase in net sales and gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin increased to 18.5% for the three months ended September 27, 2025 from 8.4% for the three months ended September 28, 2024, an increase of 1,010 basis points.
Adjusted segment income increased to $21.7 million for the nine months ended September 27, 2025 from $17.6 million for the nine months ended September 28, 2024, an increase of $4.1 million or 23.1%. This was primarily driven by the increase in net sales and gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.
Adjusted segment income margin increased to 17.7% for the nine months ended September 27, 2025 from 15.3% for the nine months ended September 28, 2024, an increase of 240 basis points.
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

Net Income to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 27, 2025 and September 28, 2024:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$24,028	$16,501	$83,160	$63,922
Depreciation	5,509	4,862	17,026	13,929
Amortization	8,642	9,253	25,808	26,299
Interest expense, net	11,316	13,209	38,617	48,600
Income taxes	7,178	4,411	26,166	16,841
Loss on debt extinguishment	—	—	—	4,926
EBITDA	56,673	48,236	190,777	174,517
Stock-based compensation (a)	—	136	57	556
Currency exchange items (b)	(536)	(344)	236	(470)
Acquisition and restructuring related expense, net (c)	276	1,145	3,767	2,488
Other (d)	2,653	1,920	1,567	1,657
Total Adjustments	2,393	2,857	5,627	4,231
Adjusted EBITDA	$59,066	$51,093	$196,404	$178,748

Net income margin	9.8%	7.3%	10.8%	8.8%
Adjusted EBITDA margin	24.2%	22.5%	25.4%	24.7%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s initial public offering (the “IPO”).

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)	Adjustments in the three months ended September 27, 2025 are primarily driven by $0.3 million of costs related to restructuring actions in E&RW. Adjustments in the three months ended September 28, 2024 are primarily driven by $0.7 million of transaction and integration costs associated with the acquisition of the ChlorKing business and $0.4 million of costs to finalize actions initiated in prior years.

Adjustments in the nine months ended September 27, 2025 are primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.5 million of costs related to restructuring actions in E&RW and $0.2 million of separation costs for the consolidation of operations in North America, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. Adjustments in the nine months ended September 28, 2024 are primarily driven by $1.3 million of transaction and integration costs associated with the acquisition of ChlorKing, $0.7 million of separation and other costs associated with the centralization and consolidation of operations in Europe and $0.4 million of costs to finalize actions initiated in prior years.
(d)	Adjustments in the three months ended September 27, 2025 primarily include a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million will be paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $0.2 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. Adjustments in the three months ended September 28, 2024 are primarily driven by a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.3 million of costs incurred related to litigation.

Adjustments in the nine months ended September 27, 2025 primarily include a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million will be paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $1.3 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. Adjustments in the nine months ended September 28, 2024 are primarily driven by a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.5 million of costs incurred related to litigation, partially offset by $0.5 million of gains on the sale of assets.

Following is a reconciliation from segment income to adjusted segment income for NAM for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

NAM	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment income	$55,387	$51,569	$182,215	$166,646
Depreciation	4,675	4,404	14,623	12,619
Amortization	1,760	1,677	5,221	4,874
Stock-based compensation	—	107	—	176
Other (a)	(101)	1,704	(611)	1,723
Total adjustments	6,334	7,892	19,233	19,392
Adjusted segment income	$61,721	$59,461	$201,448	$186,038

Segment income margin	26.6%	26.4%	28.0%	27.3%
Adjusted segment income margin	29.6%	30.5%	31.0%	30.5%

(a)	The three months ended September 27, 2025 includes $0.1 million of insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. The three months ended September 28, 2024 primarily includes a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business.

The nine months ended September 27, 2025 primarily includes $0.6 million of insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility. The nine months ended September 28, 2024 primarily includes a $1.6 million non-cash increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business.
Following is a reconciliation from segment income to adjusted segment income for E&RW for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

E&RW	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment income	$6,247	$2,475	$20,374	$16,800
Depreciation	441	271	1,294	791
Amortization	—	—	—	—
Stock-based compensation	—	—	—	10
Total Adjustments	441	271	1,294	801
Adjusted segment income	$6,688	$2,746	$21,668	$17,601

Segment income margin	17.3%	7.6%	16.7%	14.6%
Adjusted segment income margin	18.5%	8.4%	17.7%	15.3%

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
Unrestricted cash and cash equivalents totaled $428.7 million as of September 27, 2025, which is an increase of $232.1 million from $196.6 million at December 31, 2024. As of September 27, 2025 and December 31, 2024, the Company had $19.7

million and zero, respectively, in commercial paper, which was included in short-term investments on the unaudited condensed consolidated balance sheets.
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
No sales of accounts receivable occurred during the three months ended September 27, 2025. During the nine months ended September 27, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of September 27, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the nine months ended September 27, 2025 was $0.9 million.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively, the “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. Long-Term Debt of notes to our unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of September 27, 2025, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
First Lien Term Facility, due May 28, 2028	$960,000	$965,000
ABL Revolving Credit Facility	—	—
Other bank debt	5,693	6,461
Finance lease obligations	2,804	2,448
Subtotal	968,497	973,909
Less: Current portion of the long-term debt	(13,413)	(13,991)
Less: Unamortized debt issuance costs	(7,340)	(9,356)
Total	$947,744	$950,562

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
For the three months ended September 27, 2025, the average borrowing base under the ABL Facility was $107.7 million and the average loan balance outstanding was zero. As of September 27, 2025, the loan balance was zero with a borrowing availability of $103.5 million.
For the nine months ended September 27, 2025, the average borrowing base under the ABL Facility was $168.1 million and the average loan balance outstanding was zero.
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
As of September 27, 2025, the balance outstanding under the First Lien Term Facility was $960.0 million.
For the three months ended September 27, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.26%. The effective interest rate is comprised of 6.94% for interest and 0.31% for financing costs, partially offset by 0.99% for interest income on the interest rate swaps.
For the nine months ended September 27, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.18%. The effective interest rate is comprised of 6.94% for interest and 0.29% for financing costs, partially offset by 1.05% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of September 27, 2025, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Nine Months Ended
	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$282,977	$275,762
Net cash used in investing activities	(41,051)	(53,877)
Net cash used in financing activities	(10,920)	(125,848)
Effect of exchange rate changes on cash and cash equivalents	1,089	50
Change in cash and cash equivalents	$232,095	$96,087
Net cash provided by operating activities
Net cash provided by operating activities increased to $283.0 million for the nine months ended September 27, 2025 from $275.8 million for the nine months ended September 28, 2024, an increase of $7.2 million, or 2.6%. The increase in cash provided was primarily driven by an increase in net income, partially offset by less cash generated by changes in working capital compared to the prior-year period.
Net cash used in investing activities
Net cash used in investing activities was $41.1 million for the nine months ended September 27, 2025 compared to net cash used in investing activities of $53.9 million for the nine months ended September 28, 2024, a change of $12.8 million, or 23.8%. The cash used in the nine months ended September 27, 2025 was driven by capital expenditures and purchases of short-term investments, compared to the prior-year period which was driven by the acquisition of the ChlorKing business and capital expenditures, partially offset by proceeds of certificates of deposit investments.
Net cash used in financing activities
Net cash used in financing activities was $10.9 million for the nine months ended September 27, 2025 compared to net cash used in financing activities of $125.8 million for the nine months ended September 28, 2024, a change of $114.9 million, or 91.3%. The cash used in the nine months ended September 27, 2025 was driven by payments of long-term debt and short-term notes payable compared to the prior-year period, which was primarily driven by the prepayment of the Incremental Term Loan B principal balance, partially offset by issuances of short-term notes payable associated with financed insurance policies.

Off-Balance Sheet Arrangements
We had $3.9 million and $4.3 million of outstanding letters of credit on our ABL Revolving Credit Facility as of September 27, 2025 and December 31, 2024, respectively.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report on Form 10-K”), which section is incorporated herein by reference, and remain unchanged through the first nine months of 2025.

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
There have been no material changes in the interest rate risk during the nine months ended September 27, 2025 from what we reported in our Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action,” and together with the Heicklen Action, the “Derivative Actions”). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders, aiding and abetting breaches of fiduciary duties, and corporate waste in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment and violations of Section 10(b) of the Securities Exchange Act of 1934. The Hertzog Action also alleges claims for insider trading and violations of Sections 14(a), 21D, 20(a), 29(B) of the Securities Exchange Act of 1934. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Derivative Actions are presently stayed in light of the mediation in the Securities Class Action.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions and intend to vigorously defend ourselves in these matters. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Securities Class Action and the Derivative Actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no repurchases of its common stock, par value $0.001 per share, in the quarter ended September 27, 2025.
On July 28, 2025, the Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”), such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028.
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
As of September 27, 2025, $450.0 million remained available under the current authorization for additional share repurchases. The Company did not make purchases of its common stock under the Share Repurchase Program for the three months ended September 27, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
June 29 - August 2, 2025 (1)	—	$—	—	$450,000,000
August 3 - August 30, 2025	—	—	—	450,000,000
August 31 - September 27, 2025	—	—	—	450,000,000
Total	—	$—	—	$450,000,000

(1)
On July 26, 2022, the Board of Directors renewed the initial authorization of a share repurchase program (the “2022 Share Repurchase Program”) such that the Company was authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 26, 2025. The 2022 Share Repurchase Program expired pursuant to its terms on July 26, 2025. At the expiration of the 2022 Share Repurchase Program, $400.0 million remained available for share repurchases under such plan. On July 28, 2025, the Board of Directors authorized the Share Repurchase Program, which authorized the repurchase of up to an aggregate of $450.0 million of its common stock.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 27, 2025, certain of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of all such trading plans below.
On August 18, 2025, Kevin Holleran, a director and our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan that provides that Mr. Holleran, acting through a broker, may sell up to an aggregate of 514,335 shares of our common stock. Sales of shares under the plan may only occur from January 5, 2026 to June 30, 2026. The plan is scheduled to terminate on June 30, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Holleran or the broker, or as otherwise provided in the plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of October 29, 2025.

HAYWARD HOLDINGS, INC.

By:	/s/ Eifion Jones
Name:	Eifion Jones
Title:	Senior Vice President & Chief Financial Officer