Form 10-K
period 2025-12-31
Hayward Holdings, Inc.
filed 2026-02-25
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the 212,120,869 shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 27, 2025, was approximately $2,929,389,201.
As of February 23, 2026, there were 217,207,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this annual report on Form 10-K to the extent described therein.

Part I

Cautionary Statement Regarding Forward-Looking Statements
Unless otherwise indicated, the terms “Company,” “we,” “our” and “us” refer to Hayward Holdings, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Forward-looking statements include, without limitation, statements regarding our plans, strategies, objectives, expectations, intentions, outlook, expenditures, guidance, targets, and assumptions, as well as other statements that are not historical facts. Forward-looking statements are based on management’s current beliefs, assumptions, expectations, and information available at the time the statements are made. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These statements are made in reliance upon the safe harbor provisions of the Act. However, forward-looking statements are subject to risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed or implied by such statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update, revise, or correct any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable federal securities laws. Forward-looking statements should be read in conjunction with the risk factors and other cautionary statements included in this Annual Report on Form 10-K, including under the heading Risk Factors.
Important factors that could cause actual results to differ materially include, but are not limited to, the following:
•our business depends on the performance of distributors, builders, buying groups, retailers and servicers;
•the demand for our products may be adversely affected by unfavorable economic and business conditions;
•we operate in markets with high levels of competition;
•our future success depends on developing, manufacturing and attaining market adoption of new products and maintaining product quality and reliability;
•our ability to keep pace with rapidly evolving technological developments and standards, including artificial intelligence (“AI”), and effectively develop and deploy such technologies;
•our results of operations and cash flows may fluctuate from quarter to quarter;
•a loss of, or material cancellation, reduction or delay in purchases by one or more of our largest customers;
•our exposure to credit risk on our accounts receivable;
•risks arising from our international business operations;
•past growth may not be indicative of future growth;
•our inability to identify, finance and complete suitable acquisitions;
•negative impacts of litigation and other claims;
•future impairment of our goodwill and intangible assets;
•exchange rate fluctuations, cost increases and other inflation, changes in our effective tax rate or exposure to additional income tax liabilities;
•our ability to attract, develop and retain highly qualified personnel, including key members of management;
•disruptions in the financial markets;
•significant disruption or breach of our technology infrastructure or that of our vendors or third parties, or failure to maintain the security of confidential information;
•difficulties in operating or implementing the new ERP system or human resources information system;
•misuse of our technology-enabled products;
•failure to maintain an effective system of internal controls;
•dependence on key suppliers, including single-source suppliers and sole-source suppliers;
•ability to manage product inventory in an effective and efficient manner;
•product manufacturing disruptions, including as a result of catastrophic or other events beyond our control;
•tariffs and other trade restrictions and the cost of raw materials;

•compliance with, and potential liabilities under, employment, environmental, health, transportation, safety and other governmental laws and regulations;
•risks related to our handling of personal information;
•our employees, commercial partners and vendors may engage in misconduct or other improper activities;
•violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption laws;
•our failure to comply with international trade compliance regulations, and changes in U.S. government sanctions;
•changes in laws, regulations, government policies or regulatory interpretations;
•climate change and legal or regulatory responses thereto, and increasing scrutiny from stakeholders on environmental, social and other sustainability matters;
•our ability to obtain, maintain and enforce our intellectual property and proprietary rights;
•protection of our trademarks or trade names;
•our reliance on access to intellectual property owned by third parties;
•claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets or other proprietary information or claims asserting ownership of intellectual property that we regard as our own;
•our ability to enforce our intellectual property rights in all jurisdictions;
•other risks related to our indebtedness, corporate structure and ownership of our common stock; and
•other factors described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Many of these factors are beyond our control. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results, performance, or achievements may differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Report.

We define the year ended December 31, 2025 as "Fiscal Year 2025" and the year ended December 31, 2024 as "Fiscal Year 2024." Our fiscal quarters are 13 weeks except the fourth quarter that ends on December 31 of each fiscal year. The first quarter 2025 refers to the quarter ended March 29, the second quarter 2025 refers to the quarter ended June 28, the third quarter 2025 refers to the quarter ended September 27, and the fourth quarter 2025 refers to the quarter ended December 31.

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

ITEM 1.	BUSINESS
Overview
We are a leading global designer and manufacturer of a broad portfolio of pool equipment, outdoor living products and industrial flow control products. With the pool as the centerpiece of the growing outdoor living space, the pool industry has attractive market characteristics, including significant aftermarket requirements, such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools, innovation-led growth opportunities and a favorable industry structure. We are a leader in this market, with a highly recognized brand, one of the largest installed bases of pool equipment in the world, decades-long relationships with our key channel partners and trade customers, and a history of technological innovation. Our engineered products, which include various energy-efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while delivering high quality water, pleasant ambiance and ease of use. Aftermarket replacements and upgrades to higher value Internet of Things (“IoT”) and energy-efficient models are a primary growth driver for our business, as aftermarket sales have represented approximately 85% of net sales. We estimate aftermarket sales based on feedback from certain representative customers and management’s interpretation of available industry and government data, and not on our GAAP net sales results.
Segments
We operate in a global pool equipment market with an installed base that we estimate to be approximately 25 million pools globally. North America and Europe are the two largest pool markets, accounting for an estimated 67% of the total global installed base and 85% of total equipment sales according to market studies.
Our business is organized into two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). We determined our operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the President and Chief Executive Officer. NAM and E&RW accounted for approximately 85% and 15% of total net sales, respectively, for both the fiscal year ended December 31, 2025 ("Fiscal Year 2025") and December 31, 2024 (“Fiscal Year 2024”). For financial information with respect to our business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12. “Segments and Related Information” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Item 7 contains information about sales and profits for each segment, and Note 12 contains information about each segment’s sales, significant segment expenses, capital expenditures, depreciation, and amortization.
North America
Our North American business segment consists of the United States and Canada. We have residential and commercial field-based teams that sell directly to specialized pool distributors, large retailers, major builders and specialized online resellers. U.S. trade customer shipments are fulfilled from our East Coast or West Coast distribution centers, depending on the customer’s location. Canadian trade customers are served through our distribution center in Oakville, Ontario.
Europe and Rest of World
Our Europe and Rest of World business segment consists of all countries outside of the United States and Canada. Europe and Australia comprise a significant portion of this segment and have sales structures similar to those in the United States. Customer shipments in Europe are fulfilled through our distribution centers in France or Spain, and Australia is served primarily through third-party distribution. The remaining countries in this segment are predominantly served through U.S.-based regional managers who work with established distributors in each market. Products are consolidated into containers and shipped from the United States to global locations.
Products and Services
Since our founding in 1925, we have been delivering a growing portfolio of pool equipment that is differentiated by innovative features and high quality. Our broad portfolio of pool equipment and associated automation systems is connected through built-in IoT capabilities, many of which form part of the SmartPad™ platform of advanced IoT-enabled products. Our products perform various core and auxiliary functions to deliver the holistic pool experience for pool owners.
We offer a wide range of pool equipment, including high-efficiency variable-speed pumps, filters, robotic, suction and pressure cleaners, high efficiency gas heaters and heat pumps, LED illumination solutions, water features and landscape lighting, water sanitizers, salt chlorine generators, safety equipment and in-floor automated cleaning systems. Our products are connected through OmniLogic, our mobile application that allows end users to conveniently manage their connected pool equipment.
Our more environmentally sustainable products provide increased value for pool owners through various advanced functions that help drive energy savings, minimize chemical usage and reduce water consumption. For example, our large-capacity cartridge pool filters conserve up to 92% more water than standard sand filters, as they do not need to be backwashed. Given these advanced functions, we are able to charge a higher price for key products, such as variable speed pumps, energy efficient heaters, efficient filters and LED lights. The addition of IoT-based controls and alternative sanitizers, including salt chlorination systems and UV/ozone systems, also increases the potential equipment spend on a pool pad while providing greater ease of use for pool owners and potential energy savings and chemical reduction. Pool owners are typically willing to pay higher prices upfront to enjoy functional product benefits and long-term cost savings. Pool owners appreciate the more environmentally sustainable features and understand that they can expect a payback over several years. For example, the average payback period on a variable speed pump is approximately one to two years.
Our products cater to all types of pools including both in-ground and above-ground pools. Our wide range of offerings can be found in entry, mid-range and premium pools. In general, there is a base cost of pool equipment for an entry-level pool, and equipment on premium pools can exceed 10 times the equipment cost of an entry-level pool. Typically, equipment cost is only a fraction of the total pool cost. Approximately 51% of our net sales are derived from non-discretionary products that are essential to operating a residential or commercial pool.
Recent product development has targeted key pool industry trends such as energy efficiency, advanced sanitization, reduced chemical usage, water conservation and enhanced IoT-driven pool experiences.
Customers
We sell our products through a variety of channels to a diverse global customer base. The majority of our sales are made through distributors, who in turn sell to thousands of pool builders and servicers. The remaining sales are made directly to large retailers, pool builders and buying groups. Our two largest customers represented approximately 33% and 12%, respectively, of our net sales in Fiscal Year 2025.
Raw Materials and Suppliers
We maintain longstanding relationships with approximately 630 suppliers. We mainly purchase assembled components, such as motors, metal parts, cables and extrusions, from our suppliers. We also purchase raw materials, such as metals (ruthenium, copper, steel, titanium and aluminum), resins (PP, ABS, HDPE and PVC), and liner board (for packaging), which expose us to changes in commodity pricing and the availability of materials within the global supply chain. We seek to mitigate the effects of fluctuations in commodity prices through our agreements with our suppliers that typically provide for fixed pricing over a three to 12 month period to manage raw material inflation. We have dedicated supply chain employees who manage global sourcing, strategic consolidation and supplier relationships. We typically perform an audit on any new suppliers and periodically evaluate our existing supplier base to enable maximum service and quality. Our supplier base is stable, as suppliers must invest to receive certain approvals, creating an economic incentive to maintain long and productive relationships.
We have had an average relationship of over 19 years across our top 30 suppliers. We have had a more than 40-year relationship with our top vendor and over 10-year relationships with eight of our top ten suppliers, with an average of 18 years of supply continuity.
Sales Channels
The pool equipment market is served through several sales channels.
Distributors: The majority of our net sales come from an authorized network of regional and national distributors who service the pool trade (i.e., builders, retailers and servicers). We have long-standing relationships with these customers, and we have contractual agreements to support our continued net sales of our products through this channel. Distributors are responsible for ordering, stocking, training, delivering and assuming credit responsibility from their customers. Many distributors also sell our products to online retailers.
Builders, Retailers and Servicers (Direct Sales): We sell to several major builders and retailers, including e-commerce customers. These customers are large in scale and are capable of managing their own demand planning and inventory. Builders and retailers who buy directly from us typically serve geographies beyond what many wholesalers can serve.
Buying Groups: We sell to several major buying groups, which are composed of members that are independent businesses. Buying groups receive competitive pricing and special incentives. Members can place orders with the group’s corporate headquarters or order from us directly, and we ship directly to member locations.
According to management estimates, in Fiscal Year 2025, approximately 80% of residential pool equipment in the U.S. was sold through distributors, such as Pool Corporation, Heritage Pool Supply Group and Baystate Pool

Supplies. Approximately 15% was sold directly to retailers, and approximately 5% was sold to builders. In Europe, approximately 77% of sales were sold through distributors and 23% were sold through direct sales.
Across regions, the market is based on a “prescriber model.” The purchasing decisions of consumers are strongly influenced by builders and servicers.
Buying patterns through the various sales channels discussed above can also affect our sales for a given period. The level of inventory held by our distributor and retail customers is based on factors beyond our control, such as consumer sales, supply chain lead times and macroeconomic factors, which may cause our revenue to fluctuate from period to period.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program that features price discounts and extended payment terms. Shipments for the 2025 Early Buy program began in the late third quarter and will continue through approximately the first quarter of Fiscal Year 2026. We expect to receive payments for most of these shipments during the second quarter of Fiscal Year 2026.
Our aim is to keep our manufacturing plants running at a consistent level throughout the year. Consequently, we typically build inventory in the first and third quarters, and inventory is typically sold-down in the second and fourth quarters. Our accounts receivable balance increases from October to April as a result of the Early Buy extended terms and remains elevated through June due to higher sales in the second quarter.
Weather can affect our sales; however, we primarily serve the aftermarket, which is less affected than sales of equipment for new pool construction. Unseasonably cold weather or significant amounts of rainfall can suspend new pool construction and reduce the sale of pool equipment to new pool builders.
For a discussion regarding the effects that seasonality had on our results of operations in Fiscal Year 2025, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Regarding Our Existing Business.”
Competition
The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche original equipment manufacturers (“OEMs”) and lower-cost manufacturers. Competition may also result from new entrants into the markets we serve, offering products that compete with us. Our competitors offer pool equipment of varied quality and across a wide range of retail price points.
We compete based on brand recognition with distributors, retailers, pool builders and pool owners, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. We offer our Totally Hayward® loyalty program, an incentive-based program that allows us to better connect with our trade partners and drive expansion across our product lines and international markets. In addition, we compete based on our technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. We believe our extensive product portfolio enables us to meet both residential and commercial needs, which creates a "one-stop-shop" for many of our customers. Some of our competitors, in particular smaller companies, compete based primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise.
Some geographic markets we serve, particularly the four largest and higher pool density U.S. markets of California, Texas, Florida and Arizona, have a greater concentration of competition than other U.S. markets. The European pool equipment market is generally more fragmented.
Intellectual Property
Patents and trademarks are important to our business. As of December 31, 2025, we held approximately 221 issued U.S. patents and 242 issued foreign patents relating to our technologies, such as pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lights, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 139 U.S. trademark registrations and 707 foreign trademark registrations covering our marks, brands and products. As of December 31, 2025, we also held approximately 38 pending U.S. patent applications, 58 pending foreign patent applications, 7 pending U.S. trademark applications and 18 pending foreign trademark applications. We also license patents to certain technologies used in our products, such as our pool cleaning and lighting products.
We also have a brand enforcement program under which we monitor and pursue action against unauthorized online resales and infringements of our intellectual property, such as our trademark rights. When needed, we send cease-and-desist letters, which frequently result in the desired compliance without the need for litigation. From time to time, we initiate litigation on these matters to enforce our rights.
We do not regard our business as being materially dependent upon any single patent or proprietary technology. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise.
Human Capital Resources
As of December 31, 2025, we had approximately 1,980 total full-time equivalent employees, of whom approximately 1% are temporary or contract workers. Our total number of temporary and contract workers fluctuates due to business cycles during the year. We believe our ability to maintain a flexible, modular workforce enhances our manufacturing capabilities. Our employees are primarily located in the U.S., with about 24% employed at our international locations in Canada, Spain, France, Australia and China. As of December 31, 2025, approximately 9% of our global workforce is represented by a union, and all of our unionized employees are located in China. We have relationships with works councils in Spain and France.
As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms, creating a foundation for long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to facilitate a robust process for all employees. We schedule performance discussions for all employees each year and establish clearly defined goals and incentive programs to drive employee performance. In addition, we have implemented a coordinated approach to managing our overall compensation structure and regularly conduct comprehensive evaluations of our compensation and incentive programs to remain competitive. We monitor our performance by measuring numerous elements relating to our human capital management efforts, including, but not limited to, employee turnover and time to fill open roles.
Our people are fundamental to our long-term business success. We strive to attract, retain, develop and reward our employees by continuously enhancing various employee-focused initiatives while working to achieve and maintain hiring practices that give qualified individuals an equal opportunity to succeed regardless of background.
Our employee development programs include a variety of skills training for our employees to advance in their careers and cultivate leadership from within the Company. Our regular and transparent performance discussions with all employees also play a pivotal role in maintaining the competitiveness of our compensation and incentive programs, contributing to the sustainable growth of our business.
We take pride in our robust, comprehensive OSHA-aligned safety standards and seek to create an open feedback culture. During Fiscal Year 2025, we implemented over 762 employee suggestions for improvements and regularly held global town hall meetings.
Information Systems
We believe that our website and information technology systems are equipped to support the operation of our business, and we use commercially reasonable efforts to maintain and protect our information technology systems. See Item 1C. “Cybersecurity” for information about the Company’s management of risks related to our information technology systems.
Data Privacy and Security
We are subject to numerous U.S. federal, state, local and foreign laws and regulations that address privacy, data protection and the collection, storage, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include state data breach notification laws, the California Consumer Privacy Act (the “CCPA”), the European Union General Data Protection Regulation (the “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act and Australia’s Privacy Act, among others. Additionally, our evolution toward offering smart products that can connect to the IoT may subject us to other IoT-specific laws and regulations, including the California Internet of Things Security Law. Because of our marketing activities, we may also be subject to applicable marketing privacy laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) and the Telephone Consumer Protection Act of 1991 (the “TCPA”), among others.
These laws and regulations are increasing in number and complexity and are subject to varying interpretations by regulators and the courts, resulting in an increased risk of enforcement, fines and other penalties.
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
Environmental, Health and Safety Matters
Our operations are subject to various laws and governmental regulations concerning environmental, health and safety matters, including employee health and safety, in the U.S. and other countries. U.S. federal environmental, health and safety regulations that apply to operations at one or more of our U.S. facilities include, without limitation, regulations promulgated under the Resource Conservation and Recovery Act, the Environmental Planning and Community Right-To-Know Act, the National Pollutant Discharge Elimination System Act, the Spill Prevention, Control and Countermeasures requirements and the Comprehensive Environmental Response, Compensation and Liability Act. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee health and safety matters. In addition, we and certain of our affiliates store certain types of hazardous materials and chemicals at various locations and the storage of these items is strictly regulated by local fire codes. We also sell UV, ozone, salt chlorinator and related products that are regulated under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), which primarily relates to testing, use, reporting, sale, distribution, licensing and market verification of these products. Moreover, the U.S. Environmental Protection Agency (the “USEPA”), OSHA, and other federal and foreign, state and/or local agencies have the authority to promulgate laws and regulations in the future that may impact our operations from time to time. In addition to the federal environmental laws identified above that apply to our operations, various states have been delegated certain authority under the aforementioned federal statutes (and others), and under state corollaries to the federal laws, to regulate environmental, health and safety matters at our U.S. facilities. Compliance with, or liabilities under, such laws and regulations in the future may prove to be costly and could affect various aspects of the business.
Sustainability
As a leading provider of environmentally friendly and energy-efficient products, Hayward strives to promote sustainability throughout our business operations and within our culture. We are committed to providing innovative and environmentally sustainable products, upholding responsible manufacturing practices, fostering a safe and inclusive workplace, and maintaining strong governance and compliance practices.
We maintain a Sustainability section of our website (https://investor.hayward.com) to provide detailed information to interested groups. For the avoidance of doubt, none of our sustainability data sheets or other reporting or information available on our website is hereby incorporated into this Annual Report on Form 10-K absent express language to the contrary.
Regulatory Matters
We are also subject to foreign, federal, state, and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, and fire codes, including regulation by the Federal Communications Commission, the Consumer Product Safety Commission, the National Fire Protection Agency, and the Federal Trade Commission. Most of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. In addition, we are subject to regulations passed by the U.S. Department of

Energy (the “DOE”) relating to the labeling, testing, reporting and certification of new and replacement pumps sold for swimming pools. Compliance with such laws and regulations in the future may prove to be costly and could affect various aspects of the business.
Available Information
We make this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, available free of charge on our website at www.hayward.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains these filings, which can be accessed at www.sec.gov. The contents of, or accessible through, these websites are not incorporated into this filing. Our references to the URLs for these websites are intended to be textual references only.
Investors and others should note that we announce material financial information to our investors using our investors relations website (www.investor.hayward.com), SEC filings, press releases, public conference calls, webcasts and social media. We use these channels, including our website and social media, to communicate with our investors and the public about our Company, our products and other issues. It is possible that the information we post on our investors relations website and social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our investor relations website and the social media channels listed on our investor relations website.

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
Risk Factors Summary
This summary contains a high-level summary of risks associated with our business. It does not contain all the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K. A summary of our risks includes, but is not limited to, the following:
Risks Related to Our Business
•Our business depends on the performance of distributors, builders, buying groups, retailers and servicers.
•The demand for our products may be adversely affected by unfavorable economic and business conditions.
•We operate in markets with high levels of competition.
•Our future success depends on developing, manufacturing and attaining market adoption of new products and maintaining product quality and reliability.
•Our ability to keep pace with evolving technologies, including AI, and effectively develop and deploy such technologies.
•Our results of operations and cash flows may fluctuate from quarter to quarter.
•A loss of, or material cancellation, reduction or delay in purchases by one or more of our largest customers.
•Our exposure to credit risk on our accounts receivable.
~~•~~Our exposure to risks arising from our international business operations.
•Past growth may not be indicative of future growth.
•Inability to identify, finance and complete suitable acquisitions.
•Negative impacts of litigation and other claims.
•Future impairment of our goodwill and intangible assets.
•Exchange rate fluctuations, cost increases and other inflation, changes in our effective tax rate or exposure to additional income tax liabilities.
•Our ability to attract, develop and retain highly qualified personnel, including key members of management.
•Disruptions in the financial markets.
•Significant disruption or breach of our technology infrastructure or that of our vendors or third parties, or failure to maintain the security of confidential information.
•Difficulties in operating or implementing a new ERP system or human resources information system.
•Misuse of our technology-enabled products.
•Failure to maintain an effective system of internal controls.
Risks Related to the Manufacturing, Supply and Distribution of Our Products
•Dependence on key suppliers, including single-source suppliers and sole-source suppliers.
•Ability to manage product inventory in an effective and efficient manner.
•Product manufacturing disruptions, including as a result of catastrophic or other events beyond our control.

•Tariffs and other trade restrictions and cost of raw materials.
Risks Related to Government Regulation
•Compliance with, and potential liabilities under, employment, environmental, health, transportation, safety and other governmental laws and regulations.
•Risks related to our handling of personal information.
•Our employees, commercial partners and vendors may engage in misconduct or other improper activities.
•Violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption laws.
•Our failure to comply with international trade compliance regulations, and changes in U.S. government sanctions.
•Changes in laws, regulations, government policies or regulatory interpretations.
•Climate change and legal or regulatory responses thereto, and increasing scrutiny from stakeholders on environmental, social and other sustainability matters.
Risks Related to Intellectual Property Matters
•Our ability to obtain, maintain and enforce our intellectual property and proprietary rights.
•Protection of our trademarks or trade names.
•Our reliance on access to intellectual property owned by third parties.
•Claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets or other proprietary information or claims asserting ownership of intellectual property that we regard as our own.
•Our ability to enforce our intellectual property rights in all jurisdictions.
Risks Related to Our Indebtedness
•Our indebtedness could adversely affect our financial condition.
•An inability to generate sufficient cash flow to meet our debt service obligations.
•The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
•Our dependence on distributions and other payments from our subsidiaries to fund our operations and expenses.
•We may incur additional debt and may also require additional capital that may not be available on acceptable terms, if at all.
Risks Related to Our Corporate Structure
•Provisions in our certificate of incorporation, bylaws and Delaware law may deter takeover efforts that stockholders may believe to be beneficial to stockholder value.
•Our certificate of incorporation, designates specific courts as the exclusive forum for certain claims, which could discourage lawsuits against the Company and our directors and officers.
Risks Related to Ownership of Common Stock
•Future sales of our common stock, or the perception that such sales may occur, may depress the market price of our common stock.
•The market price of our common stock has been, and may continue to be, volatile, and the value of an investment in our common stock could decline.
•Our capital allocation decisions, including share repurchases.

Risks Related to Our Business
Our business depends on the performance of distributors, builders, buying groups, retailers and servicers.
We distribute our products through our customers who are distributors, builders, buying groups, retailers and servicers, many of whom also sell products of competing manufacturers. In certain circumstances, we also sell our products to customers that may compete with us in one or more product categories or geographic markets. These relationships may present inherent conflicts of interest, including the risk that such customers could use market knowledge, technical insights or other information obtained through their commercial relationship with us to support competing offerings. In addition, a competitor-customer may reduce or discontinue purchases in favor of internally developed or alternative products, which could adversely affect our sales and margins. As our customer base evolves, including through consolidation or expansion into adjacent markets, these risks may increase.
We rely on these customers to stock, market and recommend our products to consumers, and our business depends on retaining strong relationships with them. However, the financial condition of these customers could weaken, they could elect to discontinue distributing our products, or they could reduce sales of our products in favor of competitors’ offerings. In addition, uncertainty regarding demand for our products could cause these customers to reduce their ordering, inventory levels or marketing efforts related to our products. These events have occurred in the past, and future occurrences could adversely impact our business, financial condition, results of operations and cash flows.
In several geographic markets, including Europe, many potential consumers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Our success in these markets depends on obtaining and maintaining relationships with local customers that can effectively sell our products to consumers in the applicable markets. We have invested, and intend to continue to invest, in programs designed to enhance sales to distributors, builders, buying groups, retailers and servicers, including volume rebate programs with key distributors. However, these programs may not be successful in retaining or increasing product purchases by these customers or in maintaining or increasing our net income.
The demand for our products may be adversely affected by unfavorable economic and business conditions.
We compete in various geographic regions and product markets around the world. The most significant of these include residential markets in the U.S., Canada, Europe and Australia, as well as commercial markets in the U.S. and Europe. We have experienced, and expect to continue to experience, fluctuations in sales and results of operations due to economic and business cycles. Consumer spending affects sales of our products for initial pool installations and, more broadly, sales to our customers, such as distributors, builders, buying groups, retailers and servicers, who sell our products to consumers and who must account for anticipated changes in consumer demand when purchasing our products. Consumer spending is impacted by factors outside of our control, including general economic and geopolitical conditions, interest rates, conditions in the residential housing market, unemployment rates and wage levels, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, demand for swimming pool equipment products and the growth rate of pool-eligible households and pool construction may decline. A weak economy may also cause consumers to defer replacement and refurbishment activity or upgrades to new products, or to purchase less expensive brands. Historically, our aftermarket product sales have comprised most of our net sales. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market and declining home ownership rates could lead to a decline in demand for our products and have a material adverse impact on our financial performance. In addition, homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and related products. High interest rates and tightened credit markets may limit homeowners’ ability to access financing for new pools and related supplies and, consequently, for the replacement, repair and operation of equipment, which could negatively impact our product sales. Any of the foregoing factors, individually or in the aggregate, could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We operate in markets with high levels of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local niche OEMs, lower cost manufacturers and new market entrants. Our competitors offer products of varied quality and across a wide range of retail price points. We compete based on brand recognition with consumers, strong relationships with our distributors and resellers, and the loyalty of our builders and servicers with whom we have built a large installed base. In addition, we compete based on technical innovation, intellectual property, reputation for providing quality and reliable products, competitive pricing and contractual terms. Some of our competitors, particularly smaller companies, compete primarily on price and local relationships, especially with respect to products that do not require significant engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price, which may significantly and adversely impact our profit margins. Moreover, demand for our products is affected by changes in customer ordering and consumer purchasing patterns, such as changes in the levels of inventory maintained by customers, the timing of customer and consumer purchases, and changes in customer and consumer preferences for our products. For example, our results of operations have been negatively impacted, and in the future, may continue to be negatively impacted by customer decisions to reduce inventory levels. Consumer purchasing behavior may also shift by product mix within the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area.
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
If we are unable to continue to differentiate our products or adapt to changes in purchasing behavior or shifts in distribution channels, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future success depends on developing, manufacturing and attaining market adoption of new products and maintaining product quality and reliability. Even if we attain significant market acceptance of our planned or future products, the commercial success of these products is not guaranteed.
Our future financial success will depend substantially on our ability to develop, manufacture, market and sell products that we develop. Consumers are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools. Staying at the forefront of product innovation and evolving consumer demand is important to our future success. We must continue to develop and bring to market innovative and technologically advanced products, which require hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property. We must also identify emerging technological and commercial trends in our target end markets, as well as understand and react to potential regulatory changes. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies, as well as the continued quality, reliability and innovation of our products. Because we sell our products primarily through distributors, we rely in part on the efforts of third-party sales representatives, who may be required to learn about new features or other aspects of our new products to effectively sell those products, which may prove challenging. Further, our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on our ability to maintain a commercially viable manufacturing process that complies with regulatory standards. Negative media reports about us or our products, whether accurate or inaccurate, could damage our reputation and relationships with our customers and suppliers, cause customers and suppliers to terminate their relationship with us, or impair our ability to effectively compete. Our reputation and brand strength are important to our ability to compete effectively and maintain demand for our products. Actual or perceived deficiencies in the quality, reliability, performance or safety of our products, whether arising from design, manufacturing, supplier quality, installation, misuse or other factors, could adversely affect our brand, reputation and customer relationships. Even isolated or limited quality issues, defects, failures or recalls may be widely publicized or amplified through digital media, distributor networks or customer communications and could result in a loss of confidence in our brands. Because we sell our products primarily through distributors, builders and servicers who influence product selections and purchasing decisions, any deterioration in brand perception could reduce their willingness to recommend or stock our products, slow adoption of new products, increase returns, warranty claims or service costs, or shift demand toward competing products. Negative perceptions may persist even after underlying issues are addressed and may impair our ability to introduce new products, maintain pricing, protect market share or achieve anticipated returns on innovation investments. Failure to manufacture, market and sell our newly developed products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to keep pace with rapidly evolving technological developments, including AI technologies, and to effectively develop, deploy and manage such technologies could adversely affect our competitiveness, increase our costs and expose us to regulatory scrutiny, liability and reputational risk.
Technological developments, including advances in AI, machine learning, generative AI and other emerging technologies, are evolving rapidly and may materially affect our industry, our products, and the manner in which we operate our business. To remain competitive, we must continue to adapt to these developments, successfully incorporate new technologies into our products, services, processes and internal operations, and respond to evolving industry standards and customer expectations. We have made, and expect to continue to make, investments in technology-enabled and AI-powered solutions intended to improve efficiency, accuracy and customer outcomes. However, our ability to successfully develop, enhance, introduce and deploy new technologies that achieve market acceptance depends on numerous factors, many of which are outside of our control. If we are unable to innovate effectively or keep pace with technological change, or if competitors more successfully adopt or deploy emerging technologies, our competitive position and results of operations could be adversely affected.
The development, adoption and use of AI technologies remain rapidly evolving, and the associated technical, operational, legal and regulatory risks are not fully understood. Developing, testing and deploying AI-enabled systems may require significant investment, increase operating costs and divert management and technical resources, and there can be no assurance that our use of AI will provide anticipated benefits. Ineffective, flawed or inadequate AI development, deployment or governance practices by us or by third-party vendors on which we rely could result in unintended consequences, including bias, errors, miscalculations, misleading or inaccurate outputs, operational disruptions, delays in product development or performance deficiencies. AI-enabled systems may fail to perform as intended or may not be adopted by customers at anticipated levels.
In addition, the use of AI technologies may increase our exposure to cybersecurity risks and the potential compromise or misuse of confidential, proprietary or personal information, including intellectual property. AI tools may unintentionally expose sensitive information, create vulnerabilities in our systems or those of our vendors, or be misused by personnel or third parties in ways that result in compliance failures, operational disruptions or reputational harm. We may also face claims, investigations or regulatory scrutiny relating to data privacy, data protection, consumer protection, product performance, intellectual property or other matters arising from our use of AI technologies. The legal and regulatory environment governing AI is uncertain, complex and rapidly evolving in the United States and internationally, and new or changing laws, regulations, enforcements priorities or industry standards may require us to modify our practices, incur substantial compliance costs or limit certain uses of AI technologies. In addition, threat actors may increasingly use AI to conduct cyberattacks, fraud or other illegal activities targeting our systems, data, customers or intellectual property.
Any of these factors, individually or in the aggregate, could adversely affect our business, reputation, financial condition, results of operations and cash flows.
Our results of operations and cash flows may fluctuate from quarter to quarter for many reasons, including seasonality and weather conditions.
We experience seasonal demand from customers and consumers and, as a result, experience fluctuations in quarterly results. During the second quarter of a fiscal year, sales are typically higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize customers to buy and stock inventory in preparation for the following year’s pool season under an “Early Buy” program, which features price discounts and extended payment terms. Under the 2025 Early Buy program, we generally ship products beginning in the late third quarter through approximately the first quarter of 2026 and expect to receive payments for most of these shipments during the second quarter of 2026. As a result, our accounts receivable balance typically increases from September to April before Early Buy payments are received. In addition, cash flow is generally higher in the second quarter as the seasonality of our business peaks and payments are received. Also, because most of our sales are to distributors whose inventory levels of our products may vary due to reasons beyond our control, such as consumer demand, supply chain lead times and macroeconomic conditions, our revenue may fluctuate from period-to-period. For example, our results of operations have been negatively impacted, and in the future may be negatively impacted, by distributors reducing inventory levels.
As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for any fiscal year. In addition, seasonal effects in our business may vary from year to year and be impacted by weather patterns, particularly by temperature fluctuations, heavy flooding and droughts, which patterns may become less predictable and more extreme as a result of climate change. Additionally, while the majority of our sales are driven by aftermarket repair, replacement and remodeling products, adverse weather conditions, such as cold or wet weather, may negatively affect demand for, and sales of, pool equipment due to diminished pool usage and reduced construction activity.
A loss of, or material cancellation, reduction or delay in purchases by, one or more of our largest customers could harm our business.
Most of our net sales are generated from sales to distributors, including our largest customer, Pool Corporation, which represented approximately 33% of our net sales in Fiscal Year 2025 and approximately 46% of our accounts receivable as of December 31, 2025. Another customer accounted for 12% of our net sales in Fiscal Year 2025 and approximately 14% of our accounts receivable as of December 31, 2025. Our top five customers accounted for a significant portion of our net sales in Fiscal Year 2025. Our concentration of sales among a relatively small number of large customers make our relationships with each of these customers important to our business. Our success depends on retaining these customers, which requires us to effectively manage relationships and anticipate their needs across the channels in which we sell our products. The loss of one or more of our largest customers, any material cancellation, reduction or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as our largest customers continue to evolve their approaches to assessing appropriate inventory levels, our net sales have been, and in the future could be, adversely affected by purchasing decisions associated with reductions of their inventory levels.
We are exposed to credit risk on our accounts receivable, and this risk is heightened during periods of weak economic conditions.
We distribute our products through distributors, builders, buying groups, retailers and servicers. A substantial majority of our outstanding accounts receivable are not secured by collateral, third-party bank support or financing arrangements or credit insurance. In addition, a significant portion of our accounts receivable is typically concentrated among a relatively small number of distributors, builders, buying groups, retailers and servicers. As of December 31, 2025, our largest customer represented approximately 46% of our accounts receivable, and another customer represented approximately 14% of our accounts receivable. Our exposure to credit and collectability risk on accounts receivable is higher in certain international markets, and our ability to mitigate these risks is limited. There can be no assurance that our procedures to monitor and limit exposure to credit risk will effectively reduce such risk and prevent losses. If general economic conditions are weak or worsen, it may be more likely that one or more of our customers will default on amounts owed to us, and it may be more difficult for us to enforce judgments against such customers, which could result in significant write-offs of accounts receivable and have a material adverse effect on our results of operations.
We are exposed to political, regulatory, economic, trade and other risks arising from our international operations, including risks associated with geopolitical conflicts.
For Fiscal Year 2025, sales outside of the U.S. accounted for approximately 21% of our net sales. In addition, we source certain components and raw materials from non-U.S. suppliers and operate manufacturing facilities in Europe and China. As a result, our business is subject to political, regulatory, economic, trade and other risks inherent in operating across multiple jurisdictions. These risks include, among others:
•adverse changes in general economic, political or social conditions in countries where we operate, particularly in emerging markets;

•the imposition of, or changes in, tariffs, duties, exchange controls, licensing requirements, sanctions or other trade restrictions and trade relations;
•geopolitical conflicts and related governmental responses (including sanctions and export controls), which may be unpredictable and could disrupt markets, supply chains, transportation routes, payment flows or customer demand;
•changes in tax treaties, laws, regulations or interpretations that could adversely affect our effective tax rate or increase our tax liabilities;
•difficulties enforcing agreements, protecting contractual rights and collecting receivables through non-U.S. legal systems;
•challenges in communicating, implementing and monitoring evolving standards, directives and regulatory requirements across our products, services and global facilities;
•the threat of nationalization or expropriation, limitations on repatriation of earnings, and other regionally-imposed capital controls or requirements;
•difficulties staffing, managing and maintaining personnel in non-U.S. labor markets, including as a result of differing labor laws, practices and customs, and managing widespread operations;
•increased risk of infringement, misappropriation or other challenges in protecting our intellectual property and other proprietary rights in non-U.S. jurisdictions; and
•changes in, and required compliance with, a variety of non-U.S. laws and regulations, including those related to trade, customs, sanctions, anti-corruption, privacy, data protection, labor and the environment.
Changes in U.S. or foreign government policies or administrative practices, including with respect to trade and investment matters, may affect our ability, or the ability of our suppliers, contract manufacturers, channel partners or other business partners to import products or raw materials into the U.S. or other markets, or to operate efficiently across borders. We purchase certain key parts and components from suppliers in China and maintain a manufacturing facility in China, and we also maintain a manufacturing facility in Europe. Accordingly, we are exposed to risks relating to any deterioration in the relationship between the U.S. and China, or between the U.S. and the European Union, including through the imposition or escalation of tariffs, sanctions, export controls or other trade or investment restrictions.
Our ability to anticipate and effectively manage these and other risks may be limited, and there can be no assurance that these factors will not have a material adverse effect on our international operations or our business, financial condition, results of operations and cash flows.
Past growth may not be indicative of future growth.
Historically, we have experienced substantial sales growth driven by a combination of organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products and acquisitions that have expanded our size, scope and geographic footprint. During the first two years of the COVID-19 pandemic, residential pool equipment sales increased, and this increase in demand was experienced broadly across our product lines as consumers refocused on improving the quality of the homeowner’s outdoor living experience. In addition, customer expectations regarding extended lead-times during the COVID-19 pandemic partially accelerated demand for our products. As the impact of the COVID-19 pandemic has lessened, we believe that these pandemic-related demand trends have generally abated, and the industry has returned to more normalized historical seasonal patterns. As a result, our historical growth rates, including those experienced during the COVID-19 pandemic, may not be indicative of future growth or demand for our products.
Our business strategies and initiatives, including our growth initiatives, are subject to a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to continue to compete effectively in our existing markets, successfully expand into new markets, or otherwise grow our business, our business, financial condition, results of operations and cash flows could be adversely affected.

We may not be able to identify, finance and complete suitable acquisitions, and any completed acquisitions may be unsuccessful or consume significant resources.
Our business strategy includes the acquisition of businesses and product lines that complement or enhance our existing businesses. We continue to evaluate potential strategic acquisitions and investments that we believe could strengthen our industry position or expand our product offerings; however, we may not be able to identify suitable acquisition candidates, obtain necessary financing on acceptable terms, or have sufficient cash available to complete acquisitions in the future. Future acquisitions and investments may require significant cash expenditures and may involve the incurrence of indebtedness, the issuance of equity or equity-linked securities, operating losses, integration costs and other expenses. In addition, acquisitions involve numerous risks and uncertainties, including, among others:
•diversion of management time and attention from the day-to-day operation of our business;
•difficulties integrating acquired businesses, technologies, systems, culture, infrastructure and personnel into our existing operations;
•challenges in obtaining, assessing and verifying the financial statements and other information of acquired businesses;
•inability to obtain required regulatory or governmental approvals on a timely basis or at all or financing on favorable terms;
•cybersecurity risks arising from the integration of acquired information technology systems and networks;
•potential loss of key employees, contractual relationships or customers of the acquired businesses or our existing business;
•assumption of known and unknown liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities relating to anti-corruption laws, such as the Foreign Corrupt Practices Act, and privacy and data protection laws, including the General Data Protection Regulation; and
•increased leverage or dilution of existing stockholders’ interests resulting from the issuance of equity securities or equity-linked securities.
Any acquisitions or investments that we complete may not achieve our anticipated benefits or synergies or take longer than expected to realize, may fail to meet our expectations, or may require us to record impairment charges, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims, including intellectual property, product liability or warranty claims, and health and safety matters, including product recalls.
We have been, and in the future may be, made a party to litigation or other legal proceedings arising in the ordinary course of our business. These matters may include, among others, commercial or contractual disputes with suppliers, customers or counterparties to acquisitions and divestitures; intellectual property claims; product liability or warranty claims; matters relating to the use, installation or performance of our products; consumer matters; employment and labor disputes; alleged violations of securities laws; and environmental, health and safety matters, including claims based on alleged exposure to asbestos-containing product components. The outcome of such proceedings is inherently uncertain, and one or more matters may be resolved unfavorably to us. Regardless of the outcome, these proceedings may result in substantial defense and settlement costs, require significant management time and attention, and otherwise adversely affect our business, financial condition, results of operations and cash flows. In addition, in connection with prior acquisitions or dispositions, we have provided indemnification for certain liabilities and claims, and we cannot provide any assurance that material indemnification claims will not be asserted against us in the future. We also have been, and in the future may be, subject to lawsuits or other actions related to products manufactured or sold by businesses we have acquired.
We have in the past and may in the future, implement voluntary product recalls or market withdrawals, or may be required to do so by regulatory authorities. A recall or market withdrawal could be costly, divert management resources and disrupt our operations. A recall or withdrawal of one of our products, or a similar product manufactured or distributed by another entity, could also adversely affect demand for our products due to confusion regarding the scope of the recall or withdrawal, or due to actual or perceived harm to our reputation for quality and safety.
If our products are, or are alleged to be, defectively designed, manufactured or labeled; contain, or are alleged to contain, defective components or hazardous materials, such as asbestos; or are misused, we may become subject to costly litigation by consumers, as well as government investigations or enforcement actions. Product liability claims, whether or not meritorious, could harm our reputation, divert management’s attention from our core business, be expensive to defend, reduce sales of our products and result in significant damage awards or settlement costs. Although we maintain product liability insurance, such insurance may not be adequate to cover all future claims or liabilities, and claims asserted against us could increase our insurance premiums or limit our ability to obtain or maintain coverage on commercially reasonable terms. In addition, successful product liability claims made against one of our competitors could lead to increased claims against us or create a perception that our products are subject to similar risks.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment at least annually, and more frequently if circumstances warrant. As of December 31, 2025, our goodwill and intangible assets were reported at $1,954.2 million and represented approximately 62% of our total assets. The determination of whether goodwill or intangible assets are impaired involves significant judgments and estimates, including assumptions regarding future cash flows, discount rates and market conditions. Actual results may differ from these assumptions, and declines in the estimated fair value of our reporting units or intangible assets could result in future impairment charges, which could have a material adverse effect on our results of operations. In addition, changes to our business strategy, including the expansion, consolidation or relocation of manufacturing operations, shifts in our geographic footprint, or the exit of certain markets or product lines, could trigger impairment assessments or result in the write-down of goodwill, intangible assets, property, plant and equipment or other long-lived assets. Such actions may also give rise to restructuring charges, which could be material and could adversely affect our results of operations and financial condition in the period in which they are recognized.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
We are exposed to currency transaction and translation risk when we enter into purchases or sales denominated in currencies other than the local currency of the transacting entity. We conduct business in multiple jurisdictions worldwide and are subject to market risk arising from changes in the value of foreign currencies relative to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the applicable local currencies. We manage many operating activities at the local level, and our net sales, costs, assets and liabilities are denominated in a combination of local currencies and the U.S. dollar. Because our results of operations and our assets and liabilities are reported in U.S. dollars, fluctuations in exchange rates may affect our reported results and the comparability of our results of operations and cash flows between periods.
Our financial instruments that are subject to foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables and net sales denominated in currencies other than the U.S. dollar. For Fiscal Year 2025, approximately 17% of our net sales were generated by international operating locations that use a functional currency other than the U.S. dollar, with sales primarily denominated in Euros and Canadian dollars. As a result, we are exposed to exchange rate volatility between the U.S. dollar and these currencies. We periodically enter into foreign currency derivative contracts to manage certain aspects of these risks; however, these activities may not be effective or may not offset our exposure.
We expect that the proportion of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of currency exchange rates, there can be no assurance that we will be able to effectively manage our currency-related risks or that fluctuations in exchange rates will not have a material adverse effect on our financial condition, results of operations or cash flows. See “Quantitative and Qualitative Disclosures about Market Risk.”

Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
Our effective tax rate may fluctuate as a result of a variety of factors, including changes in tax laws, regulations or policies; changes in statutory tax rates; new or revised interpretations of existing tax laws; changes in accounting standards or guidance related to tax matters; and differences between expected and actual tax outcomes. In addition, our effective tax rate may be affected by changes in the geographic mix of our earnings, the jurisdictions in which we operate or generate income, and the extent of our operations in those jurisdictions. Any of these factors could increase our income tax expense and adversely affect our financial results.
We may experience cost increases and other inflation.
In recent years, we have experienced material cost increases and other inflation across several aspects of our businesses. More recently, inflationary pressures have resulted in increased prices across various sectors of the economy, and we have been affected by higher costs for raw materials and other associated manufacturing inputs. The ongoing volatile market for commodities and impact of immigration policies has the potential to continue to drive price increases in our supply chain. In addition, changes in immigration laws, regulations or enforcement policies in jurisdictions in which we operate may affect the availability and cost of labor within our operations or those of our suppliers, contract manufacturers and customers. Such changes could contribute to higher operating expenses, supply chain disruptions or reduced demand in certain markets. We seek to mitigate the impact of cost inflation through productivity improvements and, where appropriate, by implementing increases in selling prices to offset higher costs for raw materials (particularly metals such as ruthenium and copper), energy and other expenses, including wages, pension, health care and insurance costs. We continue to pursue operational initiatives intended to reduce costs and mitigate the effects of inflation; however, these initiatives may not be successful or sufficient to offset increased costs, and we may not be able to successfully pass on price increases to our customers. Continued cost increases, inflationary pressures and supply cost volatility could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on our ability to attract, develop, and retain highly qualified personnel, including key members of management.
Our future success depends in part on the continued service and performance of our executive management team and other key personnel. If one or more members of our executive management team or other key personnel are unable or unwilling to continue in their current roles, or if we are unable to attract, develop and retain qualified executives or key personnel in the future, our business, operations and strategic initiatives may be adversely affected.
In addition, our employees are critical to our growth and long-term success, and our future performance depends largely on our ability to attract, train, retain and motivate a skilled and experienced workforce. During periods of unexpected or increased demand for our products, we may need to hire and onboard additional personnel to support our operations and maintain appropriate inventory levels. Furthermore, the market for skilled personnel is often very competitive, both in markets where our operations are located and with the emergence of remote work. If we are unable to attract, hire, train or retain qualified personnel in sufficient numbers, our operating results, productivity and ability to execute our business strategies could be adversely affected.
Disruptions in the financial markets could adversely affect us, our customers, consumers and suppliers by increasing funding costs or reducing the availability of credit.
In the ordinary course of our business, we may access credit markets for a variety of purposes, including to refinance or repay indebtedness, complete acquisitions, fund working capital needs, repurchase shares, make capital expenditures and invest in our subsidiaries. Our access to capital, as well as the terms and cost of available financing, may be adversely affected by disruptions or volatility in the financial markets, which have occurred in the past and have, at times, made financing less attractive or unavailable. In addition, disruptions in the financial markets may adversely affect the ability of our suppliers to obtain financing to meet demand for their products and services and adversely affect the ability of our customers and prospective consumers of our products to obtain financing to initiate and complete new projects. Financial market disruptions have also had adverse effects on broader economic conditions and have contributed to slowdowns in general economic activity, which may reduce demand for our products and otherwise adversely affect our business. One or more of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We rely on information technology systems to support our business operations, and a significant disruption or breach of our technological infrastructure, or that of our vendors or other third parties, could adversely affect our financial condition, results of operations and reputation. In addition, a failure to maintain the security of confidential information could expose us to litigation and regulatory action.
We rely on information technology systems and networks to support a wide range of business activities, some of which are managed or provided by third parties whose products, services and systems are outside our control. Our reliance on information technology systems is expected to increase as we continue to implement new technologies to support our operations, including our new enterprise resource planning (ERP) system and new human resources information system, both of which are currently being implemented. Accordingly, our ability to operate effectively, maintain effective internal controls and accurately report our financial results depends on the reliability and security of our technological infrastructure, which is inherently susceptible to internal and external threats. These threats include malicious code embedded in open-source software, errors, misconfigurations, “bugs” or other vulnerabilities in commercial software integrated into our (or our suppliers’ or service providers’) systems, as well as system failures, downtime, fires, natural disasters, power outages, telecommunications failures, internet disruptions, security breaches and other catastrophic events.
Our software and systems, as well as those of our third-party service providers, are subject to cybersecurity risks and vulnerabilities. We and certain of our third-party service providers have experienced cybersecurity attacks and other incidents in the past, and expect to be subject to such threats in the future. These incidents may compromise the confidentiality, integrity or availability of our information technology systems and networks and the confidential information, including personal information, that we or third parties collect, maintain or process. We periodically evaluate and test the effectiveness of our security measures, controls and procedures and conduct third-party risk assessments. However, such threats have increased in frequency, sophistication and potential impact. The techniques used by threat actors evolve rapidly and are often not detected until after an attack has been launched, which may limit our ability to anticipate, prevent or adequately mitigate such incidents. We prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we seek to address vulnerabilities within reasonable timeframes. However, we may not be able to identify all vulnerabilities, particularly those associated with third-party software or systems, or timely implement patches or mitigating measures, and our systems, data or operations could be materially compromised. In addition, the development and use of AI technologies may further exacerbate existing cybersecurity risks and introduce new or previously unknown threats and challenges.
We have experienced interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. If we experience a material cybersecurity incident or other failure of our information technology systems or those of our vendors or other third parties, whether as a result of accidental or intentional actions, ransomware, malware or other malicious activity, we could be exposed to data loss, misappropriation of proprietary or confidential information, business interruption, reputational harm, regulatory investigations or enforcement actions, fines or penalties, litigation, and significant incident response, system restoration, remediation and future compliance costs. Such incidents could also result in liabilities related to the theft or misuse of information or the defective design or manufacture of our products. Our insurance coverage may not cover all losses or claims, including any damage to our reputation. Establishing and maintaining systems, controls and processes to address cybersecurity and information technology risks may require significant expenditures and management resources and may be mandated by implicated law and regulations. For example, the California Internet of Things Security Law, which became effective in 2020, requires the implementation of reasonable security measures for certain IoT devices, and failure to comply with such requirements could result in penalties or other adverse consequences.
Difficulties in operating or implementing a new ERP system or human resources information system could adversely affect our operations and financial reporting.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new ERP system across most of our business as part of our efforts to improve and strengthen our operational, financial and reporting processes. In addition, we are implementing a new human resources information system designed to enhance the efficiency of our global human resources operations. The implementation, integration and ongoing operation of these systems involve significant time, resources and management attention and has been subject to delays, disruptions and unforeseen challenges which may continue to occur. These systems may not perform as expected or deliver the anticipated benefits and could increase costs, disrupt or complicate existing operations, or adversely affect our ability to process transactions, all of which may have a material adverse effect on our business and results of operations. If the new ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.
Misuse of our technology-enabled products could lead to reduced sales, increased costs, liability claims or harm to our reputation.
As we continue to design and develop products, services and solutions that leverage hosted or cloud-based resources, the IoT and other wireless or remote technologies, including our OmniLogic application, that incorporate networks of distributed and interconnected devices with sensors, data transmission and other computing capabilities, our products and our customers’ data and systems may be exposed to harmful or unlawful content or attacks, including cybersecurity threats. We may not fully anticipate, identify or mitigate any of these risks through our product design, development or testing processes. These products, services and solutions may contain vulnerabilities or critical security defects that have not been identified or remedied, and certain vulnerabilities or defects may not be disclosed without increasing security risks. In addition, we may make prioritization decisions regarding which vulnerabilities or security defects to address and the timing of any remediation, which could result in compromised security. The existence or exploitation of such vulnerabilities or security defects could expose us or our customers to risks of data loss, unauthorized access to or misuse of information, and damage to systems or property; result in litigation, regulatory investigations or enforcement actions, fines or penalties, or other liability; deter customers from using our products, services or solutions; and otherwise adversely affect our business, financial condition, results of operations and reputation.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the SEC, as well as the listing standards of the New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we evaluate and report on the effectiveness of such controls. For our fiscal years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting relating to, among other matters, our policies and procedures and controls over segregation of duties within our financial reporting function and the preparation and review of journal entries. While no material weaknesses have been identified since fiscal 2022, there can be no assurance that additional material weaknesses will not be identified in the future.
If we fail to maintain effective disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, or to prevent or detect fraud. Any such failure could adversely affect investor confidence in the reliability of our financial reporting and, as a result, adversely affect the market price of our common stock. In addition, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline or could result in the Company being subject to regulatory scrutiny or even risk delisting from the NYSE.
Risks Related to the Manufacturing, Supply and Distribution of Our Products
We depend on suppliers, including single-source suppliers, and, in certain cases, sole-source suppliers, to provide components used in our products, and any failure to obtain such components could have a material adverse effect on our business, product inventories, sales and profit margins.
Our suppliers, and the third parties on which they rely for materials and services, are subject to a variety of risks, including labor disputes or shortages, union organizing activities, financial constraints, adverse weather conditions, public health epidemics, natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions. Any of these factors could limit our suppliers’ ability to manufacture or deliver components to us at acceptable prices or in sufficient quantities, or at all. We generally place purchase orders with suppliers on an as-needed basis, and suppliers may discontinue the manufacture or supply of components at any time and our safety stock inventory levels may not be sufficient to meet our requirements in the event of supply disruptions. In addition, our suppliers may be unable to meet our demand due to factors outside of their control, the nature of our contractual arrangement, or our relative importance as a customer, and they may elect to reduce or discontinue their business with us in the future.
We also rely on single-source suppliers for certain components, and, in a limited number of cases, on sole-source suppliers. A single-source supplier is a supplier from which we purchase all of a particular component, even though alternative suppliers may exist, while a sole-source supplier is the only supplier of a particular component available in the market. Any interruption, delay or disruption in supply from these suppliers, or our inability to establish additional or replacement suppliers on acceptable terms or within a reasonable timeframe, could limit our ability to manufacture our products, result in production delays, increase costs and adversely affect our ability to deliver products to our customers on a timely basis or at all. If alternative sources of supply cannot be identified, we may be required to redesign or modify our products to incorporate substitute components, which could increase design and manufacturing costs, delay product shipments and result in higher prices. Any such modified products may not perform as effectively as prior versions or may not achieve market acceptance, which could lead to customer or consumer dissatisfaction, harm our reputation and materially and adversely affect our business, product inventories, sales and profit margins.
If we or our customers do not manage product inventory in an effective and efficient manner, our profitability could be adversely affected.
The efficient planning and management of product inventory depends on a variety of factors, including the accuracy of demand forecasting, the ability to align manufacturing capacity with anticipated demand, managing product mix and customer requirements, and controlling product expiration and obsolescence. We typically build inventory during the first quarter in anticipation of the upcoming pool season and during the third quarter in anticipation of shipments of products purchased under our Early Buy program in the fourth quarter. However, actual demand during these periods may differ from our expectations, and we may not accurately forecast customer demand. If we are unable to manage our inventory efficiently, including maintaining inventory within targeted budget levels, managing work-in-process inventory, controlling expired or obsolete products, or maintaining sufficient inventory to meet customer demand, our operating efficiency, margins and long-term growth prospects could be adversely affected. Excess inventory may result in increased storage, handling and obsolescence costs, while insufficient inventory could lead to lost sales or strained customer relationships. In addition, we sell our products primarily through distributors, and the inventory levels maintained by our distributors may fluctuate due to changes in market demand, perceptions regarding our ability to meet demand, shifts in customer order patterns, including the timing and quantity of purchases, adoption of new technologies or connected products, changes in customers preferences, or other factors. Because we do not control the inventory levels of our distributors, fluctuations in distributor inventory may impair our ability to forecast demand accurately. Reductions in distributor inventory levels have adversely affected and may in the future adversely affect, our net sales in a given period and our ability to manage our inventory efficiently.
Product manufacturing disruptions, including as a result of catastrophic or other events beyond our control, could prevent us from meeting customer demand or increase our costs.
Our manufacturing operations, warehouses and suppliers are subject to risks of disruption from a variety of events beyond our control, including significant equipment failures, natural or man-made disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions (including hurricanes), labor disputes, public health epidemics and other catastrophic events. If operations at any of our manufacturing facilities, warehouses or supplier locations are disrupted for any of these reasons, we may be unable to fill customer orders, meet delivery schedules or otherwise satisfy customer demand for our products. In addition, in certain instances, we maintain inventory and own manufacturing equipment at facilities owned and operated by third parties, which may limit our ability to prevent, respond to or mitigate the impact of such disruptions. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have experienced, and may continue to experience, increased costs and delays associated with obtaining raw materials and components and transporting finished goods to our customers. Geopolitical conflicts, labor disputes and adverse weather events, including those exacerbated by climate change, have contributed to increased shipping costs and supply chain disruptions in recent years, and such conditions may persist or worsen. Supply chain disruptions have, in the past, resulted in higher raw material and manufacturing costs, which have adversely affected our profitability, and similar disruptions could continue to have an adverse impact in the future.
Interruptions in production, particularly at our manufacturing facilities, could increase our operating costs and reduce our sales. Any material disruption to our production capabilities could require us to incur substantial capital expenditures or other costs in order to meet customer demand. Proceeds from applicable insurance policies covering such events may not fully offset the lost sales, increased costs or other adverse events, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Tariffs and other trade restrictions could adversely affect our business and financial results, we face uncertainties regarding duty reduction and deferral programs, and we may not be able to implement strategies to offset impacts resulting from such tariffs.
Our business is impacted by international or cross-border trade, including the import and export of products and components into and out of the U.S., as well as by trade policies and tensions among nations. The U.S. government has implemented, and may propose or impose additional significant tariffs and other trade restrictions on certain goods, including products and components sourced from China, as well as tariffs on steel and aluminum imports. Because we purchase certain key parts and components from suppliers in China and use steel and aluminum in many of our products, such tariffs and trade restrictions have increased our costs and adversely affected our profitability. In addition, we sell our products in international markets, and other countries have imposed retaliatory tariffs or other trade measures in response to U.S. trade policies, or could do so in the future, which could reduce demand for our products in those markets or otherwise adversely affect our sales. We may be unable to successfully implement strategies to offset increased costs resulting from tariffs. For example, there can be no assurance that we will be able to implement future price increases to offset cost increases, or that customers will accept such price increases. If we are unable to offset adverse impacts resulting from tariffs or other trade restrictions, demand for our products, our margins and financial results could continue to be adversely affected.
Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the process for potential refunds remains unclear. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Duty reduction and deferral programs, such as free-trade agreements and duty drawback, are available to reduce our duties and tariffs for qualifying imports and exports. The amount and timing of our receipt of refunds (and whether we will ultimately receive a refund) or whether we may be required to repay refunds previously received is uncertain and subject to our compliance with each program’s specific requirements, changes in trade policy and the governing terms of duty reduction and deferral programs. As discussed in Note 14, “Commitments and Contingencies,” we recorded a charge related to certain prior-year duty drawback claims that were required to be refunded to U.S. Customs and Border Protection. Our current expectations that no additional refunds will be required may prove to be incorrect, as we continue to assess our obligations. Any additional repayment could adversely affect our financial condition, results of operations and cash flows.

The cost of raw materials could increase our cost of goods sold and adversely affect our results of operations and financial condition.
Our principal raw materials consist primarily of metals, including ruthenium, copper, steel, titanium and aluminum; resins, including polypropylene (PP), ABS, high-density polyethylene (HDPE), and polyvinyl chloride (PVC); and liner board used for packaging, each of which is subject to price volatility as a commodity material. The prices of these materials are influenced by a variety of factors, including global manufacturing capacity, supply and demand dynamics, energy costs, transportation constraints, trade policies and geopolitical conditions. We may not be able to timely or fully pass through certain cost increases in raw materials to our consumers in the future. We source most of our key parts and components from large suppliers in the U.S., Mexico and Asia, and we may not be able to access reliable or cost-effective alternatives to these suppliers. Significant price fluctuations, supply disruptions or shortages of raw materials required for our products could increase our cost of goods sold, adversely affect our margins and cause our results of operations and financial condition to suffer.
Risks Related to Government Regulation
The nature of our business subjects us to compliance with, and potential liabilities under, employment, environmental, health, transportation, safety, and other governmental laws and regulations.
We are subject to a broad range of laws and regulations relating to, among other things, product labeling, weights and measures, zoning and land use, environmental protection, local fire codes, and workplace and consumer health and safety. Our operations and products are regulated by numerous governmental authorities in jurisdictions where we operate, including the U.S. Environmental Protection Agency, the U.S. Food and Drug Administration, the Federal Communications Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the National Fire Protection Agency and the Federal Trade Commission. Many of these requirements govern the packaging, labeling, handling, transportation, storage, sale and use of our products. We and certain of our affiliates store hazardous materials and chemicals at various locations, and the storage, handling and use of such materials are subject to strict regulation under applicable laws and local fire codes. In addition, we sell ultraviolet, ozone, and salt chlorinator products and related technologies that are regulated under the Federal Insecticide, Fungicide, and Rodenticide Act, which governs, among other things, the testing, use, reporting, sale, distribution, licensing and market verification of these products. We are also subject to regulations administered by the U.S. Department of Energy relating to the labeling, testing, reporting and certification of new and replacement pool pumps.
Failure to comply with applicable laws and regulations, or with new or evolving requirements to which we may become subject in the future, could result in investigations, administrative, civil or criminal penalties, fines, damages, seizures, disgorgement, injunctive relief, cessation or suspension of operations, or other enforcement actions. These laws and regulations have changed significantly in recent years and may continue to change, sometimes rapidly, resulting in increased compliance complexity and uncertainty.
Environmental, health, transportation and safety regulations, in particular, have trended toward increasingly stringent standards and restrictions on activities that may impact the environment, including the use, handling, storage and disposal of hazardous materials and chemicals. Under certain environmental laws, we could be strictly, jointly and severally liable for remediation costs associated with contamination at properties we currently or formerly owned, leased or operated, or at third-party sites where we have arranged for disposal of waste. We could also be subject to claims by third parties for damages arising from such contamination, including property damage or personal injury. Certain of our properties have a history of industrial or other uses that may have resulted in contamination and we have from time to time been involved in investigation and remediation activities. There can be no assurance that future remediation obligations, liabilities or related costs will not be material.
Compliance with existing and future governmental regulations has resulted in, and may continue to result in, increased operating costs, capital expenditures and administrative burdens. We cannot provide assurance that the costs of complying with applicable laws and regulations will not increase.

Our handling of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
We collect, use, store, transmit and otherwise process data that is sensitive to the Company and its employees, customers, dealers and suppliers. A variety of state, federal, and foreign laws, regulations and binding industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the California Consumer Privacy Act (CCPA), the European Union’s General Data Protection Regulation (GDPR), Canada’s Personal Information Protection and Electronic Documents Act, and Australia’s Privacy Act. In addition, many U.S. states have enacted data privacy laws that are in effect or are expected to come into effect. Certain jurisdictions also are considering or have enacted legislation requiring the local storage or processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. For example, the GDPR generally restricts the transfer of personal information, including employee and consumer information, to countries outside of the European Economic Area without appropriate safeguards or other permitted mechanisms. If we are unable to implement or maintain a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines or injunctions restricting the processing or transfer of personal information from Europe or other jurisdictions.
Many foreign data privacy laws and regulations, including the GDPR, which has extraterritorial application, are more stringent than those in the U.S. The GDPR has resulted, and may continue to result, in increased compliance burdens and costs for companies with customers, users or operations in the European Union. The GDPR’s requirements governing the collection, use and sharing personal information may be operationally complex and costly, and violations may result in fines of up to €20 million/£17.5 million or up to 4% of the infringer’s total worldwide annual turnover of the preceding financial year, whichever is greater. Similarly, the data privacy laws of certain U.S. states may impose additional obligations and potential liabilities on us. For example, the CCPA requires covered businesses to provide specified disclosures to California consumers and affords such consumers certain data privacy rights, including the right to opt-out of certain sales of personal information, and provides for civil penalties enforceable by the California Attorney General, as well as a private right of action for certain data breaches.
We make public statements about our collections, use and disclosure of personal information through our privacy policies, website disclosures and other public communications. These statements may subject us to governmental or legal action if they are alleged to be deceptive, unfair or inconsistent with our actual practices.
Obligations relating to data privacy and data security are evolving rapidly, becoming increasingly complex and stringent, and creating regulatory uncertainty. In addition, these obligations may be interpreted or applied differently across jurisdictions, which may result in inconsistent or conflicting requirements. Compliance with existing and future data privacy and security laws, regulations and industry standards may be costly and time consuming, and may require changes to our information systems, technologies and business practices, as well as those of third parties that process personal information on our behalf. If we, or the third parties on which we rely, fail or are perceived to have failed to comply with applicable data privacy and security obligations, we could be subject to significant adverse consequences, including governmental investigations, fines, penalties, audits, inspections, additional reporting requirements or processing restrictions, reputational harm, or limitations on our ability to process data or operate in certain jurisdictions, any of which could have adversely affect our business, reputation, revenues and results of operations.
Our employees, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, commercial partners and vendors may engage in fraudulent, illegal or otherwise improper conduct. Such misconduct could include intentional, reckless or negligent actions that violate applicable laws or regulations, including regulatory requirements, manufacturing standards, data privacy laws, or laws that require the complete and accurate reporting of financial information or data.
It is not always possible to identify or deter misconduct by our employees or third parties, and the measures we take to detect and prevent such conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations, enforcement actions or litigation arising from alleged noncompliance with applicable laws or regulations. Regardless of the outcome of any such investigations or proceedings, and even if no misconduct ultimately is found to have occurred, we could incur substantial costs, which could have a material adverse effect on our business, financial condition and results of operations.
Violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws could have a material adverse effect on us.
The U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other anti-corruption laws in jurisdictions outside the U.S. generally prohibit companies and their intermediaries from making improper payments or providing other items of value to government officials or other persons for the purpose of obtaining or retaining business. Our policies require compliance with applicable anti-corruption laws. We operate in multiple jurisdictions that are perceived to present heightened risks of governmental or commercial corruption, and in certain circumstances, compliance with anti-corruption laws may conflict with local customs or business practices. In addition, many of our suppliers, customers and consumers operate in industries that are subject to enhanced regulatory scrutiny, including infrastructure construction and energy-related activities. We cannot provide assurance that our internal controls, policies and procedures will always prevent, detect or mitigate reckless or criminal acts by our employees or third-party intermediaries. Violations of anti-corruption laws could result in costly investigations, potential self-disclosures to governmental authorities, and criminal or civil penalties, any of which could disrupt our business and have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to comply with international trade compliance regulations and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require the regular import and export of goods and technology across international borders. Certain products that we manufacture are “dual use” products, meaning products that may have both civilian and military applications or may otherwise be impacted in weapons proliferation, and therefore may be subject to heightened or more complex export control and sanctions requirements. From time to time, we receive information alleging improper activity in connection with our import or export activity. Our policies require compliance with applicable U.S. and non-U.S. trade laws and regulations, including export controls and economic sanctions, and provide for investigation of alleged improper activity and, where appropriate, reporting to relevant governmental authorities. However, these policies may not prevent violations, and even when we are in compliance with applicable laws and our internal policies, we may nevertheless experience reputational harm if of our products are sold through intermediaries to parties operating in, or associated with, sanctioned jurisdictions. Any actual or alleged violations could subject us to civil or criminal penalties, including significant monetary fines, denial or restriction of import or export privileges, and other adverse governmental actions, and could adversely affect our reputation, business and prospects.
Changes in laws, regulations, government policies or regulatory interpretations could adversely affect our business, financial condition and results of operation.
We and many of our customers are subject to a wide range of international, federal, state and local laws, regulations, rules and policies governing, among other things, product design, manufacturing processes, environmental protection, energy efficiency, climate-related matters, product certification, product liability, workplace safety, taxation, trade, tariffs and the availability of government incentives. Changes in existing laws or regulations, the adoption of new laws or regulations, changes in regulatory interpretations or enforcement practices, or shifts in government or political leadership could materially affect our business. In particular, evolving environmental, sustainability, energy efficiency and climate-related regulations may require changes to our products, manufacturing processes or supply chain, increase compliance and development costs, or limit the markets in which certain products may be sold. Our ability to timely develop, manufacture and market products that meet customer demand while also complying with applicable regulatory requirements may be constrained, and any delays or failures in doing so could adversely affect our sales, margins and profitability. Regulatory changes may also alter customer purchasing behavior, accelerate shifts in product preferences or technologies, or reduce demand for certain product categories, which could negatively affect our results of operations. In addition, legislative or regulatory changes relating to taxes, trade policies, tariffs, customs duties, international trade agreements or economic policy, including changes arising from shifts in political leadership in the countries in which we operate or sell our products, could increase our costs, disrupt our operations or supply chain, or adversely affect our competitive position. Compliance with new or modified regulatory requirements may require significant management attention and financial resources, result in increased operating or capital expenditures, or expose us to fines, penalties, recalls, seizures or other enforcement actions. Further, certain regulations or government policies may currently support demand for some of our products or those of our customers. If such regulations, incentives or policies are modified, eliminated or interpreted differently, demand for our products could decline. Any of these factors, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
The effects of climate change are uncertain and increasingly unpredictable. There is growing concern that rising global average temperatures associated with increased concentrations of greenhouse gases are contributing, and may continue to contribute, to changes in global weather patterns and an increased frequency and severity of natural disasters. Such climate-related events and adverse weather conditions may impair our manufacturing operations, disrupt our supply chain or affect demand for our products. Climate change may also present challenges for water-related products, including potential degradation of water quality and changes in water conservation or efficiency requirements. Certain climate-related events may disrupt our operations or affect demand in certain markets, as changes in climate conditions may influence consumer behavior and purchasing patterns in ways that are difficult to predict, which could adversely affect our business and results of operations
In addition, increased public and regulatory focus on climate change may result in additional legal or regulatory requirements intended to limit greenhouse gas emissions or mitigate the effects of climate change. For example, the European Union has enacted the Corporate Sustainability Reporting Directive, which requires certain companies to provide expanded disclosures regarding climate-related risks, impacts, and greenhouse gas emissions, and could apply to us depending on evolving scope criteria and regulatory interpretation. Compliance with such requirements may be costly and time-consuming. Increased energy costs, compliance costs or other expenses from climate-related legal or regulatory initiatives may also disrupt, or increase the costs of, the manufacturing and distribution of our products. The effects of climate change and related legal or regulatory responses could have a long-term adverse impact on our business and results of operations.
There is increasing scrutiny from stakeholders on environmental, social and other sustainability matters.
Investors, customers, policymakers and other stakeholders are increasingly focused on companies’ management of environmental, social and other sustainability matters, including climate change and human capital management. We undertake various initiatives to manage such matters and respond to stakeholder expectations; however, these initiatives may be costly and may not achieve their intended objectives. For example, many of our sustainability initiatives rely on methodologies, standards, and data that are complex, may depend in part on third-party information and continue to evolve. Achieving our sustainability strategy goals and targets may be impacted by factors such as availability of resources, technological advances, legislative and regulatory changes, and customer or supplier requirements, many of which are not within our control. Also, changing standards for measuring and reporting on applicable sustainability metrics could result in increased costs and negatively impact our results of operations or cash flows. If our sustainability strategy and initiatives are misaligned with evolving stakeholder expectations, it could negatively impact our reputation. In addition, stakeholder expectations regarding sustainability matters may differ or conflict, and proponents and opponents of particular issues have increasingly engaged in activism, including litigation, to advance their views. Addressing stakeholder expectations on sustainability matters, including compliance with evolving legal and regulatory requirements, may require significant resources. Any failure to effectively manage or respond to such expectations, or to changes in the interpretation or application of applicable laws or regulations, could result in reputational harm, loss of customers or employees, increased regulatory or investor scrutiny, or other adverse effects on our business.

Risks Related to Intellectual Property Matters
If we are unable to adequately obtain, maintain and enforce our intellectual property and proprietary rights, or if we are accused of infringing, misappropriating or otherwise violating the intellectual property of others, our competitive position could be harmed, or we could be required to incur significant costs to enforce or defend such rights.
Patents, trademarks and other intellectual property rights are important to our business, and our success depends in part on our ability to obtain and maintain patent and trademark protection in the U.S. and other jurisdictions. As of December 31, 2025, we held approximately 221 issued U.S. patents and 242 issued foreign patents relating to our technologies, including pumps, filters, heaters, drains and white goods, robotic cleaners, in-floor cleaning systems, lighting, automation and controls, sanitization, valves and flow control, and IoT and other technologies, as well as approximately 139 U.S. trademark registrations and 707 foreign trademark registrations covering our marks, brands and products. As of December 31, 2025, we also held approximately 38 pending U.S. patent applications, 58 pending foreign patent applications, 7 pending U.S. trademark applications and 18 pending foreign trademark applications. See “Business—Intellectual Property.” In addition, we have in-licensed patents and patent applications to certain technologies incorporated in our products.
Pending and future patent applications may not result in patents being issued that protect our products or effectively prevent others from commercializing competing technologies or products. In addition, the scope of claims in a patent application may be narrowed before a patent is issued. Even after issuance, the scope, validity, enforceability and commercial value of patent rights are uncertain. This uncertainty has been heightened by actions of the U.S. Congress, U.S. federal courts and the U.S. Patent and Trademark Office, which have modified, and in some cases weakened, laws and regulations governing patents. Further, any patents that we own or in-license may be challenged, narrowed, circumvented or invalidated by third parties, which could permit others to commercialize competing technologies or products or could restrict our ability to manufacture or commercialize products without infringing third-party rights. Even where we obtain intellectual property protection, such protection may not prevent competitors from developing similar products or from challenging our names, brands or products. In addition, participants in our markets may use intellectual property challenges as a competitive strategy.
If we do not adequately maintain our intellectual property, we may lose our rights. For example, we are required to pay periodic maintenance and renewal fees for certain registered intellectual property, and our failure to do so could result in partial or complete loss of such rights. If this were to occur, competitors could use our technologies, brands or the goodwill we have developed, which could erode or eliminate any competitive advantage.
Competitors have infringed, and may in the future infringe, our intellectual property. Defending against such infringement may be expensive and time-consuming, and an adverse outcome could result in our intellectual property rights being narrowed or invalidated. In addition, it may be difficult or impossible to obtain evidence of infringement in a third party’s products. We may be required to devote significant resources monitoring, enforcing and defending our intellectual property rights. Competitors that infringe or develop products that imitate ours may reduce demand for our products and otherwise adversely affect our business. We may not prevail in disputes that we initiate, and any remedies obtained may not be commercially meaningful. Moreover, the extensive discovery often required in intellectual property litigation may increase the risk that our confidential or proprietary information could be disclosed.
Patent enforcement and defense proceedings in the United States, including actions before federal courts and administrative proceedings before the U.S. Patent and Trademark Office, can be costly, time-consuming and unpredictable. Third parties may seek to invalidate our patents through inter partes review or other post-grant proceedings, which have become increasingly common and may result in patent claims being narrowed or invalidated. Even if we prevail in enforcement actions, the remedies obtained may be limited, delayed or insufficient to adequately protect our competitive position.
From time to time, we have received notices alleging that our products infringe patents or other intellectual property rights of third parties. Costs associated with defending infringement claims and any resulting settlements are generally not covered by insurance. If we do not prevail in any such dispute, we could be required to pay damages, cease the challenged activities or obtain licenses requiring royalty payments. Any required license may not be available on commercially reasonable terms, or at all, which could prevent us from continuing to manufacture or commercialize certain products.
If we are unable to successfully enforce our intellectual property rights or obtain and maintain new patent or trademark protection, our competitive position could be harmed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our trademarks and trade names are not adequately protected, we may be unable to build name recognition in our markets, and third parties could assert trademark infringement claims against us.
If our trademarks and trade names are not successfully registered and adequately protected, we may be unable to build name recognition in our target markets, which could adversely affect our business. Competitors or other third parties have in the past, and may in the future, adopt trade names or trademarks that are similar to ours, which could impede our ability to build brand identity, cause market confusion and require us to pursue legal action. In addition, owners of other registered trademarks, or trademarks incorporating variations of our registered or unregistered trademarks or trade names, may assert infringement or other claims against us. Our efforts to protect or enforce our trademark and trade name rights, including with respect to trademarks, domain names or other similar intellectual property, may be unsuccessful and could result in substantial costs, diversion of management resources and the payment of damages or the imposition of injunctive relief restricting our use of certain intellectual property, any of which could adversely affect our business, financial condition or results of operations.
We rely on access to intellectual property owned by third parties, and our ability to develop and commercialize certain products depends on the terms of licenses granted to us by such parties.
Certain of our products incorporate intellectual property owned by third parties, and we rely on licenses from such third parties to use that intellectual property. For example, we license patents relating to certain technologies used in our pool cleaner and lighting products. These licenses may not grant us rights, whether exclusive or non-exclusive, to use the licensed intellectual property for all purposes or in all geographic markets in which we may seek to commercialize our products, now or in the future. As a result, other parties may be permitted to use the same licensed intellectual property in competing products, now or in the future, which could diminish any competitive advantage derived from such licenses. In addition, if our licensors fail to prosecute, maintain, enforce, or defend their intellectual property rights, the licensed rights available to us may be reduced or eliminated, which could adversely affect our ability to develop or commercialize products that rely on those rights. Disputes with licensors, or future negotiations relating to license renewals, amendments or new licenses, could result in the termination or modification of existing license agreements, potentially limiting or eliminating our ability to develop and commercialize products covered by such agreements, or to do so on commercially acceptable terms.
We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or other proprietary information of their current or former employers, or claims asserting ownership of intellectual property that we regard as our own.
Third parties may assert claims challenging the inventorship or ownership of our intellectual property. For example, although we take measures to prevent our employees, consultants and advisors from using the proprietary information or know-how of third parties in their work for us, we may be subject to claims that we or such individuals have used or disclosed trade secrets or other intellectual property of others. In addition, we may face claims that our agreements with employees, consultants or advisors requiring the assignment of intellectual property rights to us are invalid or unenforceable, which could result in ownership disputes regarding intellectual property we have developed or may develop in the future and interfere with our ability to realize the commercial value of such intellectual property. Litigation may be necessary to resolve such disputes, and if we are not successful, we could be precluded from using certain intellectual property or could lose exclusive rights in such intellectual property, either of which could harm our business and competitive position.
We may not be able to effectively enforce our intellectual property rights in all jurisdictions.
The laws of certain foreign countries do not provide intellectual property protection to the same extent as the laws of the U.S., and companies frequently encounter difficulties protecting and enforcing intellectual property rights in some foreign jurisdictions. For example, certain foreign countries maintain compulsory licensing regimes under which a patent owner may be required to grant licenses to third parties. As a result, we may be unable to prevent third parties from using our patented technologies outside the U.S. or from manufacturing and exporting products that infringe our intellectual property into jurisdictions where we have patent protection, which could increase competition and adversely affect our business.
Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition.
As of December 31, 2025, the Company’s total indebtedness was approximately $963.5 million, consisting of $955.0 million outstanding under our first lien term loan facility, $3.6 million of finance lease obligations and $4.8 million of other long-term debt. In addition, our asset-based lending facility (the “ABL Facility”) permits borrowing of up to $425.0 million, or $475.0 million during certain seasonal periods, subject to compliance with applicable borrowing base requirements and financial covenants. Borrowings under the ABL Facility are subject to a borrowing base calculation, which may limit availability from time to time. As of December 31, 2025, we had no outstanding borrowings under the ABL Facility and approximately $124.9 million of availability under the ABL Facility.
Our substantial indebtedness, together with our other financial obligations and contractual commitments, could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flows from operations to debt service, thereby reducing funds available for working capital, capital expenditures, acquisitions, sales and marketing activities, product development and other corporate purposes;
•increasing our vulnerability to adverse economic, industry or market conditions, which could place us at a competitive disadvantage relative to competitors with lower levels of indebtedness;
•increasing our exposure to interest rate risk, as a portion of our indebtedness bears interest at variable rates;
•limiting our flexibility to plan for, or respond to, changes in our business or the industries in which we operate;
•restricting our ability to pursue strategic acquisitions or potentially requiring us to undertake non-strategic divestitures; and
•limiting our ability to incur additional indebtedness or to dispose of assets to raise capital, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to significant exceptions, and indebtedness incurred in compliance with such provisions could be substantial. If we and our restricted subsidiaries incur additional indebtedness, including under the ABL Facility, the risks associated with our indebtedness could increase.
Servicing our debt requires a significant amount of cash, and we may be unable to generate sufficient cash flow to meet our debt service obligations.
Our ability to service our indebtedness depends on our ability to generate sufficient cash flows from operations, which is subject to numerous business, economic, financial, competitive, legislative and regulatory factors beyond our control. A significant portion of our indebtedness bears interest at variable rates. Increases in interest rates could result in higher debt service obligations, which may not be fully offset by applicable interest rate swap agreements. Based on our variable-rate borrowings outstanding as of December 31, 2025, a 1% increase in the effective interest rate would have resulted in an increase in annual interest rate expense of approximately $3.6 million, net of interest rate swap settlements. Our ability to make scheduled payments on, refinance or otherwise service our indebtedness and to fund planned capital expenditures depends on our future operating performance and cash flows. If we are unable to generate sufficient cash flows from operations to meet our debt service requirements and other obligations, we may be required to refinance all or a portion of our indebtedness, sell assets or operations, delay capital expenditures or raise additional debt or equity capital. We may not be able to pursue any of these actions on acceptable terms, on a timely basis, or at all, and the terms of our existing or future debt agreements may further restrict our ability to do so. In addition, elevated or increased market interest rates have required us to devote a greater portion of our cash flows to interest payments, which could adversely affect our operations.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain restrictive covenants that impose operating and financial limitations on us and may restrict our ability to take actions that may otherwise be in our long-term best interests, including, among other things, limitations on our ability to:
•incur additional indebtedness;
•create liens on assets;
•declare or pay certain dividends and make other distributions;
•make certain investments, loans, guarantees or advances;
•consolidate, amalgamate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with affiliates.
In addition, our ABL Facility includes a financial covenant requiring us to maintain a specified fixed charge coverage ratio during certain periods. These restrictions could limit our ability to operate our business by, among other things, constraining our ability to pursue financing, merger and acquisition, or other corporate opportunities. See Note 9. “Long-Term Debt” to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain the required financial ratios. A breach of these covenants could result in an event of default unless a waiver is obtained. If a waiver is not obtained, such a default could permit our lenders to accelerate the related indebtedness and may result in the acceleration of, or default under, other indebtedness to which a cross-acceleration or cross-default provision applies. If our lenders accelerate repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay such indebtedness.
Because our operations are conducted through our subsidiaries, we depend on distributions and other payments from our subsidiaries to fund our operations and expenses.
Our operations are conducted through our subsidiaries. As a result, our ability to fund operations and expenses, including the payment of dividends on our common stock, if any, depends on the earnings of our subsidiaries and their ability to make distributions to us in the form of dividends, loans or advances, or through repayment of loans or advances from us. Payments by our subsidiaries are subject to their earnings, business considerations and applicable statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. However, if we were to determine to pay dividends in the future, the ability of our operating subsidiaries to make distributions would be restricted by the credit agreements governing our indebtedness.
Despite our existing indebtedness, we may incur additional debt, which could increase the risks described herein, and we may also require additional capital that may not be available on acceptable terms, if at all.
Despite our existing indebtedness, we may increase our level of indebtedness in the future to finance operations or acquisitions. The agreements governing our indebtedness limit, but do not prohibit, our ability to incur additional debt. Any increase in indebtedness would increase our debt service obligations and our exposure to the risks associated with higher leverage. The ABL Facility permits us to borrow up to $425.0 million, or $475.0 million during certain seasonal periods, subject to compliance with applicable borrowing base requirements and financial covenants. Borrowing availability under the ABL Facility is subject to a borrowing base calculation that may reduce availability from time to time. As of December 31, 2025, we had approximately $124.9 million of available borrowing capacity under the ABL Facility. We periodically evaluate market conditions and our ability to incur indebtedness to refinance existing indebtedness or to fund working capital needs.
We may require additional financing to fund operations or acquisitions, such financing may not be available to on acceptable terms, or at all. If we incur additional debt or issue equity securities, the terms of such financing may provide holders with rights, preferences or privileges senior to those of holders of our common stock, particularly in the event of liquidation. Additional debt may also impose more restrictive covenants than those currently applicable to us. If we issue additional equity, existing stockholders’ ownership interests would be diluted. If we are unable to obtain additional capital when needed, our financial condition could be adversely affected. In addition, adverse changes in the credit ratings assigned to our indebtedness could limit our access to capital markets and increase our borrowing costs.
Risks Related to our Corporate Structure
Provisions in our certificate of incorporation, bylaws and Delaware law may deter takeover efforts that stockholders may believe to be beneficial to stockholder value.
Provisions in our certificate of incorporation and bylaws, together with provisions of Delaware law, may make it more difficult for a third party to acquire the Company, even if such acquisition may be considered beneficial by our stockholders. These provisions may also make it more difficult for stockholders to elect directors not nominated by the current Board of Directors or to take other corporate actions, including effecting changes in management. These provisions include a classified board of directors and the authority of our Board of Directors to issue shares of preferred stock without stockholder approval, which could be used to dilute the ownership of a potential hostile acquiror. In addition, our certificate of incorporation imposes certain restrictions on mergers and other business combinations between the Company and any person that beneficially owns 15% or more of our outstanding voting stock other than certain specified entities. As a result of these provisions, stockholders may be unable to sell their shares at a price in excess of the prevailing market price, and efforts by stockholders to influence the direction or management of the Company may be unsuccessful.
Our certificate of incorporation designates specific courts as the exclusive forum for certain claims, which could discourage lawsuits against the Company and our directors and officers.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for certain types of claims. These include any derivative action or proceeding brought on behalf of the Company; any claim asserting a breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to the Company or its stockholders; any claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or bylaws; any claim to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; any claim governed by the internal affairs doctrine; and any other claim not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. Our certificate of incorporation further provides that the federal district courts of the U.S. are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes to be favorable for disputes with the Company or its directors, officers, employees or other stockholders, which could discourage the filing of such claims. In addition, it is possible that a court could find the forum selection provisions in our certificate of incorporation to be inapplicable or unenforceable in a particular action, which could result in additional costs to the Company associated with resolving disputes in multiple jurisdictions.
Risks Related to Ownership of Our Common Stock
Future sales of our common stock, or the perception that such sales may occur, may depress the market price of our common stock.
In the future, we may issue additional shares of our common stock or other equity securities, or securities convertible into or exchangeable for equity securities. Any such issuances could dilute the economic and voting interests of existing stockholders and could reduce the market price of our common stock.
As of December 31, 2025, we had 217,356,414 shares of common stock outstanding and 503,727,217 shares of common stock issuable upon potential exchanges and/or conversions. We also have 30,639,900 shares of our common stock reserved for issuance under the Second Amended and Restated 2017 Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our common stock and could impair our ability to raise capital through future equity offerings.

The market price of our common stock has been, and may continue to be, volatile, and the value of an investment in our common stock could decline.
The market price for our common stock has been, and may in the future be, volatile and subject to significant fluctuations due to a variety of factors, many of which are beyond our control. These factors include, among others, those described elsewhere in these risk factors; guidance, if any, that we provide to the public, changes to or failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet such estimates, or the failure of analysts to initiate or maintain coverage of our common stock; and general price and volume fluctuations in the equity markets, including as a result of broader economic conditions. In the past, periods of market volatility have led to securities class action litigation against public companies. As discussed in Note 14. “Commitments and Contingencies” to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are currently subject to a securities class action lawsuit. We may incur substantial costs in connection with this or similar litigation, and such matters could divert management’s attention and resources away from our business.
Our capital allocation decisions, including share repurchases, may not enhance stockholder value and could adversely affect our liquidity, financial flexibility and the market price of our common stock.
Our Board of Directors has authorized, and may in the future authorize, programs to repurchase shares of our common stock. We are not obligated to repurchase any specific number or dollar amount of shares, and any such program may be suspended, modified or discontinued at any time. The timing, manner, price and amount of any share repurchases will depend on a variety of factors, including market conditions, the trading price of our common stock, available liquidity, alternative uses of capital, corporate and regulatory considerations and other factors outside our control. There can be no assurance that any share repurchases will be consummated, that they will be completed at favorable prices, or that they will enhance long-term stockholder value. The market price of our common stock may decline below the prices at which we repurchase shares, and repurchases may increase the volatility of our stock price or reduce the liquidity of our common stock. In addition, repurchases reduce the amount of cash available to fund operations, capital expenditures, acquisitions, debt repayments or other strategic initiatives, which could limit our financial flexibility and adversely affect our business. More broadly, our capital allocation decisions, including the balance between reinvesting in the business, pursuing acquisitions, returning capital to stockholders and maintaining adequate liquidity, involve significant judgment and are subject to business, economic and market uncertainties. If we do not allocate capital effectively, including with respect to the timing and amount of any share repurchases, we may fail to achieve optimal financial results, and our business, financial condition, results of operations, cash flows and stockholder value could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Our Board of Directors (the “Board”) recognizes the importance of cybersecurity in today’s digital landscape. We are committed to safeguarding our information systems and data assets. This enables us to maintain the trust and confidence of our customers, clients, business partners and employees. The Board has oversight responsibility for our risk management program, and cybersecurity is one component of our overall approach to risk management. Our cybersecurity processes are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we collect and store, including information regarding our customers, suppliers and employees. As part of our risk management program, we actively work to identify, prevent and mitigate cybersecurity threats, and take steps to be prepared to effectively respond to cybersecurity incidents when they occur.

Risk Management and Strategy
We have established a robust cybersecurity governance framework to assess, identify, manage and mitigate risk. Our cybersecurity risk management program includes:
•Maintaining a comprehensive International Organization for Standardization-based Information Security Policy. The Information Security Policy is reviewed annually and certified by our Vice President of Information Technology.
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
Through these processes, we have not identified risks from current or past cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, results of operations, or financial condition. See “Risk Factors—We rely on information technology systems to support our business operations and a significant disruption or breach of our technological infrastructure, or that of our vendors or other third parties, could adversely affect our financial condition and results of operations, and reputation. In addition, a failure to maintain the security of confidential information could expose us to litigation and regulatory action.”
Governance
Board Oversight
Our Board, in coordination with the Audit Committee, oversees our management of risks arising from cybersecurity threats. The Board receives regular reports from management about cybersecurity risks, addressing matters such as evolving standards; vulnerability assessments, including results of third-party penetration testing; audits of our cybersecurity IT controls; and independent reviews of our cybersecurity processes. The Audit Committee receives from management prompt and timely information regarding any significant or potentially material cybersecurity incident and our remediation efforts.
Management’s Role
The following individuals have primary responsibility for assessing and managing cybersecurity risks:
•Chief Financial Officer, who oversees the digital transformation, digital technology and security functions.

•Vice President, Information Technology, who in coordination with management, works to implement our program to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents.
•Chief Legal Officer, who oversees the legal and compliance functions.
These individuals, among others, facilitate the success of our cybersecurity risk management program. We have assigned dedicated resources, including our Vice President, Information Technology, and members of his team to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and provide reports to management, the Audit Committee and the Board on a regular basis and as needed in response to specific incidents.
Our Chief Financial Officer has over 20 years of experience in similar leadership roles at public companies and has served in various roles overseeing enterprise risk management, internal controls, compliance and financial reporting processes, including oversight of cybersecurity risk management and related disclosures. Our Vice President, Information Technology, has served in various roles in information technology and information security for over 20 years, the majority of which has involved leading IT transformation, cybersecurity and compliance programs at public companies. He holds an undergraduate degree in industrial engineering and an MBA and has attained multiple cybersecurity-related certifications including the Certified Information Systems Security Professional. Our Chief Legal Officer has over 20 years of experience managing risks, including risks arising from cybersecurity threats, at several public companies.

ITEM 2. PROPERTIES
The Company’s corporate headquarters is located on leased premises in Charlotte, North Carolina. We own four of our seven global manufacturing facilities and one of our five global distribution facilities. All the other facilities are leased, except for four locations operated by third-party logistics providers, which are provided under service agreements.
Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.
The following is a summary of our principal properties as of December 31, 2025, including manufacturing, distribution, warehouse, and corporate offices:

	No. of Facilities
Location	Manufacturing	Distribution	Warehouse	Corporate Headquarters
North America
Arizona	0	1	0	0
Georgia	1	0	0	0
North Carolina	1	1	1	1
Rhode Island	1	0	3	0
Tennessee	1	0	2	0
Canada	0	1	0	0
Europe and Rest of World
Australia	0	1	0	0
China	1	0	0	0
France	0	1	0	0
Spain	2	0	2	0
We believe that our facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our business.

ITEM 3. LEGAL PROCEEDINGS
In addition to the matters discussed in this report and in the notes to our audited consolidated financial statements, from time to time, we are subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. These proceedings may relate to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. Where appropriate, these matters have been submitted to the Company’s insurance carriers. While the outcome of such matters cannot be predicted with certainty, we do not currently believe that the resolution of such other litigation and legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP, on behalf of a putative class of stockholders who acquired shares of the Company's common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the same court against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP, on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, making materially false or misleading statements regarding inventory, growth and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint asserting substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval, and on January 23, 2026, lead plaintiff moved the Court for preliminary approval of the settlement. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et. al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”, and together with the Heicklen and Hertzog Actions, the “Derivative Actions”). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen

Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading and violations of Sections 14(a), 21D, 20(a), 29(B) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett Action, defendants time to respond to the complaint has not yet commenced.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Derivative Actions. The Company has recorded accruals, where appropriate, with respect to the Securities Class Action in the Company’s condensed consolidated financial statements. Additional expenses incurred, if any, related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.

ITEM 4. MINE SAFETY DISCLOSURES
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is set forth below:

Name	Age	Position
Kevin Holleran	57	President, Chief Executive Officer and Director
Eifion Jones	58	Senior Vice President, Chief Financial Officer
Susan Canning	56	Senior Vice President, Chief Legal Officer and Corporate Secretary
John Collins	49	Senior Vice President, Chief Commercial Officer
Raymond Lewis	61	Senior Vice President, Chief Human Resources Officer
Eric Sejourne	59	Senior Vice President, Chief Global Operations Officer
Kevin Gallagher	55	Vice President, Chief Engineering Officer
Darío Vicario	59	Vice President, General Manager, Europe & Rest of World
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
Eifion Jones has served as Senior Vice President, Chief Financial Officer of the Company since April 2020. From 2011 until he joined Hayward, Mr. Jones served as the Chief Financial Officer of Cornerstone Chemical Company (“Cornerstone”), a portfolio company of private equity firms HIG Capital and, later, Littlejohn & Co. LLC. In this role he oversaw the governance, performance, and financial management of Cornerstone’s U.S. and European companies, including leading all acquisition evaluation, diligence and integration efforts.
Susan Canning has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since joining the Company in June 2021. From 2018, until she joined Hayward, Ms. Canning served as Senior Vice President, General Counsel and Corporate Secretary at GNC and was responsible for legal, compliance, ethics and quality matters.

John Collins has served as Senior Vice President and Chief Commercial Officer since December 2023. Previously he served as the Company’s Senior Vice President, Chief Supply Chain Officer having joined the Company in 2022. Prior to joining Hayward, Mr. Collins spent twenty years at Textron Specialized Vehicles, where he served in roles of progressively increasing responsibility, and most recently as the Senior Vice President and General Manager of E-Z-GO. In this role, from 2020 to 2022, Mr. Collins led product management and global sales for Textron’s E-Z-GO and Cushman vehicle lines.
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
Kevin Gallagher has served as Vice President, Chief Engineering Officer of the Company since May 2024. From 2021 until he joined Hayward, Mr. Gallagher served as Chief Technology Officer, Personal Protective Equipment (PPE) at Honeywell. From 2016 to 2021, Mr. Gallagher was Vice President of Global Engineering and Quality at InVue, an international merchandising, security, and IoT solutions company, where he led product development, innovation, quality and program management.
Darío Vicario has served as Vice President, General Manager, Europe & Rest of World of the Company since May 2024, based in Spain. From 2022 until he joined Hayward, Mr. Vicario served as CEO of Azkoyen Group, a multinational vending, payment and security technology company, as well as non-executive Board member. Prior to Azkoven, from 2018 to 2021, he served as CEO of Thyssenkrupp Elevator for Iberia and Africa, where he oversaw the company’s digitalization and investment in Internet of Things solutions.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “HAYW.” As of February 23, 2026, there were 404 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future.
On July 28, 2025, the Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”), such that the Company is authorized, commencing at that time, to repurchase from time to time up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028. Under the Share Repurchase Program, we may purchase shares of our common stock on a discretionary basis from time to time. The Share Repurchase Program is primarily expected to be conducted through privately negotiated transactions, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not require the Company to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the quarter ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
September 28 - November 1, 2025	250,000	$15.63	250,000	$446.1
November 2 - November 29, 2025	—	—	—	446.1
November 30 - December 31, 2025	—	—	—	446.1
Total	250,000	$15.63	250,000	$446.1
(1) On July 28, 2025, the Board of Directors authorized the Share Repurchase Program, which authorized the repurchase of up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028.
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
Each of the cumulative returns is calculated assuming the investment of $100 in each of the securities at the closing price on the first day of trading of our common stock on the NYSE (March 12, 2021), and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on March 12, 2021 and continuing through December 31, 2025. Past performance is not necessarily indicative of future performance.

Comparison of Cumulative Total Return since Initial Public Offering
200
150
100
50
0
March 12, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
Hayward Holdings, Inc.
Russell 1000® Stock Index
S&P 500 Index

	March 12, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Hayward Holdings, Inc.	$100.00	$154.29	$55.29	$80.00	$89.94	$90.88
Russell 1000 Stock Index	$100.00	$119.96	$97.19	$121.94	$152.68	$178.96
S&P 500 Index	$100.00	$122.15	$99.95	$126.13	$157.52	$185.42

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company
The Company is a leading global designer and manufacturer of a broad portfolio of pool equipment, outdoor living products and industrial flow control products. The Company benefits from a large installed base, recurring aftermarket demand (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools) and from a history of innovation, which together support long-term growth and cash generation. Our engineered products, which include various energy-efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.
We have an estimated North American residential pool market share of approximately 33%. We believe that we are well-positioned for future growth. We estimate aftermarket sales represent approximately 85% of North American residential pool net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately eight to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia.
Segments
Our business is organized into two reportable segments: NAM and E&RW. The Company determined its reportable segments based on how the Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company's CODM is the President and Chief Executive Officer. NAM and E&RW accounted for approximately 85% and 15% of total net sales, respectively, for both Fiscal Year 2025 and Fiscal Year 2024.
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affect the period-to-period comparability of our results of operations and may affect our financial performance in the future:
•Seasonality. Our business is seasonal, with sales typically higher in the second and fourth quarters. Seasonality is influenced by the timing of customer purchasing patterns and the Company’s “Early Buy” Program, which features price discounts and extended payment terms. These purchasing patterns can impact inventory levels, accounts receivable and cash flows during the year. Revenue is recognized upon shipment of products, which cannot be returned after 10 days from receipt of goods. For more information, see “—Key Factors and Measures We Use to Evaluate Our Business—Net Sales.” We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we generally build inventory in the first and third quarters and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms and increases through June due to higher sales in the second quarter. Also, because most of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
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
•Tariffs, Trade Restrictions and Other Geopolitical Events. The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. This uncertainty, as well as the direct impact of these tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World (“E&RW”)” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.
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
Gross profit and gross profit margin
Gross profit is equal to net sales less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, as well as warranty, inbound and outbound freight and import duties.

Gross profit margin is gross profit as a percentage of net sales. Gross profit margin is impacted by costs of raw material, product mix, salary and wage inflation, production costs, shipping and handling costs, and import duties, all of which can vary.
Selling, general and administrative expense
Our SG&A includes expenses arising from activities in selling, marketing, technical and customer services, warehousing, and administrative expenses. Other than variable compensation, SG&A is generally not directly proportional to net sales.
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
Acquisition and restructuring related expense (or income)
The Company records costs or expenses incurred related to business combinations, organizational restructuring, or gains or losses attributable to any sales or dispositions of assets, including impairments, to acquisition and restructuring related expense, net.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. We derived the consolidated statements of operations for Fiscal Years 2025 and 2024 from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, is included under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
The following table summarizes our results of operations and a comparison of the change between the periods (in thousands):

	Years Ended December 31,
	2025	2024
Net Sales	$1,122,155	$1,051,606
Cost of sales	583,465	564,630
Gross profit	538,690	486,976
Selling, general, and administrative expense	246,892	217,147
Research, development, and engineering expense	27,201	25,778
Acquisition and restructuring related expense	3,886	6,464
Amortization of intangible assets	27,461	28,800
Operating income	233,250	208,787
Interest expense, net	50,282	62,163
Loss on debt extinguishment	—	4,926
Other income, net	(1,669)	(2,484)
Total other expense	48,613	64,605
Income from operations before income taxes	184,637	144,182
Provision for income taxes	33,067	25,527
Net income	$151,570	$118,655
Adjusted EBITDA (a)	$299,279	$277,447
(a) See “— Non-GAAP Reconciliation.”
Fiscal Year 2025 Compared to Fiscal Year 2024
Net sales
Net sales increased to $1,122.2 million in Fiscal Year 2025 from $1,051.6 million in Fiscal Year 2024, an increase of $70.6 million, or 6.7%. See segment discussion below for further information.

2025
Price, net of discounts and allowances	5.4%
Acquisitions	1.1%
Currency and other	0.2%
Volume	—%
Total	6.7%
The Fiscal Year 2025 increase in net sales was primarily driven by positive net price and the favorable impact from acquisitions. The increase in net price was due to price increases enacted to offset inflationary and tariff pressures.

Gross profit and Gross profit margin
Gross profit increased to $538.7 million in Fiscal Year 2025 from $487.0 million in Fiscal Year 2024, an increase of $51.7 million, or 10.6%.
Gross profit margin increased to 48.0% in Fiscal Year 2025 compared to 46.3% in Fiscal Year 2024, an increase of 170 basis points, due to positive net price impact, decreased warranty expenses and operational efficiencies in our manufacturing facilities, partially offset by higher net tariffs and inflation.
Selling, general and administrative expense
Selling, general and administrative expense increased to $246.9 million in Fiscal Year 2025 from $217.1 million in Fiscal Year 2024, an increase of $29.8 million, or 13.7%, primarily due to higher incentive compensation, higher wage inflation, investments in our selling and customer service teams and a full year of expense related to ChlorKing HoldCo, LLC and related entities ("ChlorKing") acquired in June 2024 compared to six months of expense in the prior year.
As a percentage of net sales, SG&A increased to 22.0% in Fiscal Year 2025 as compared to 20.6% in Fiscal Year 2024, an increase of 140 basis points, primarily due to the factors described above.
Research, development and engineering expense
RD&E expense increased to $27.2 million in Fiscal Year 2025 compared to $25.8 million in Fiscal Year 2024, an increase of $1.4 million, or 5.5%. As a percentage of net sales, RD&E remained relatively flat at 2.4% in Fiscal Year 2025 as compared to 2.5% in Fiscal Year 2024. RD&E spend continues to be focused on new product development and new product quality.
Acquisition and restructuring related expense
Acquisition and restructuring related expense decreased to $3.9 million in Fiscal Year 2025 as compared to $6.5 million in Fiscal Year 2024, a decrease of $2.6 million.
The $3.9 million expense in Fiscal Year 2025 primarily included $3.1 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. The expense was recognized over the 12-month service period from the date of the acquisition on June 26, 2024. Other costs incurred in Fiscal Year 2025 related to restructuring actions within E&RW. In comparison, the $6.5 million expense in Fiscal Year 2024 was primarily driven by $4.3 million of acquisition and integration costs associated with the acquisition of the ChlorKing business, which included $3.2 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. Fiscal Year 2024 also included costs associated with the centralization and consolidation of operations in Europe.
For additional information, see Note 19. “Acquisitions and Restructuring” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Amortization of intangible assets
Amortization of intangible assets decreased to $27.5 million in Fiscal Year 2025 from $28.8 million in Fiscal Year 2024, a decrease of $1.3 million, or 4.6%, due to the amortization pattern of certain intangible asset classes based on the declining balance method, partially offset by a full year of amortization expense on the intangible assets acquired as part of the acquisition of ChlorKing in June 2024 compared to six months of expense in the prior year.
Operating income and operating income margin
Operating income increased to $233.3 million in Fiscal Year 2025 from $208.8 million in Fiscal Year 2024, an increase of $24.5 million, or 11.7%, due to the accumulated effect of the items described above. Operating income as a percentage of net sales (“operating margin”) was 20.8% in Fiscal Year 2025, a 90 basis point increase from the 19.9% operating margin in Fiscal Year 2024.

Interest expense, net
Interest expense, net, decreased to $50.3 million in Fiscal Year 2025 from $62.2 million in Fiscal Year 2024, a decrease of $11.9 million, or 19.1%. The decrease was primarily due to lower interest rates, reduced debt as a result of the repayment of the Incremental Term Loan B principal balance in April 2024 and increased interest income on cash investment balances.
Interest expense in Fiscal Year 2025 consisted of $59.7 million of interest on the outstanding debt, net of the impact from the interest rate swaps, and $3.8 million of amortization of deferred financing fees, partially offset by $13.2 million of interest income. Interest expense in Fiscal Year 2024 consisted of $68.0 million of interest on the outstanding debt, net of the impact from the interest rate swaps, and $4.2 million of amortization of deferred financing fees, partially offset by $10.1 million of interest income.
Loss on extinguishment of debt
There was no loss on extinguishment of debt in Fiscal Year 2025. The $4.9 million loss on extinguishment of debt for Fiscal Year 2024 was incurred as a result of the voluntary repayment of the Incremental Term Loan B principal balance in April 2024.
Provision for income taxes
We incurred income tax expense of $33.1 million for Fiscal Year 2025 and $25.5 million for Fiscal Year 2024, an increase of $7.6 million, or 29.5%. This increase in tax expense was primarily due to increased operating income.
Our effective income tax rate increased to 17.9% for Fiscal Year 2025 from 17.7% for Fiscal Year 2024 primarily due to higher foreign derived intangible income deductions during the prior year, partially offset by lower state and local income taxes.
Net income
As a result of the foregoing, net income increased to $151.6 million in Fiscal Year 2025 compared to net income of $118.7 million in Fiscal Year 2024, an increase of $32.9 million, or 27.7%.
Net income margin increased to 13.5% for Fiscal Year 2025 compared to 11.3% for Fiscal Year 2024, an increase of 220 basis points.
Adjusted EBITDA
Adjusted EBITDA increased to $299.3 million in Fiscal Year 2025 from $277.4 million in Fiscal Year 2024, an increase of $21.9 million, or 7.9%, driven primarily by increased net sales and higher gross profit, partially offset by an increase in SG&A expenses.
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

North America

(Dollars in thousands)	Year Ended
	December 31, 2025	December 31, 2024
Net sales	$959,158	$895,498
Gross profit	$478,906	$433,274
Gross profit margin %	49.9%	48.4%
Segment income	$284,758	$261,735
Segment income margin %	29.7%	29.2%
Adjusted segment income (a)	$310,683	$290,964
Adjusted segment income margin % (a)	32.4%	32.5%
(a) See “—Non-GAAP Reconciliation.”
The year-over-year net sales increase was driven by the following factors:

2025
Price, net of allowances and discounts	6.3%
Acquisitions	1.3%
Currency and other	(0.1)%
Volume	(0.3)%
Total	7.1%
Net sales
Net sales increased to $959.2 million in Fiscal Year 2025 from $895.5 million in Fiscal Year 2024, an increase of $63.7 million, or 7.1%.
This increase was driven primarily by factors consistent with those discussed in the consolidated results above, partially offset by a modest decline in volume.
Gross profit and Gross profit margin
Gross profit increased to $478.9 million in Fiscal Year 2025 from $433.3 million in Fiscal Year 2024, an increase of $45.6 million, or 10.5%.
Gross profit margin increased to 49.9% for Fiscal Year 2025 from 48.4% for Fiscal Year 2024, an increase of 150 basis points. Gross margin increased due to positive net price impact, decreased warranty expenses and operational efficiencies in our manufacturing facilities, partially offset by higher net tariffs and inflation.
Segment income and Segment income margin
Segment income increased to $284.8 million in Fiscal Year 2025 from $261.7 million in Fiscal Year 2024, an increase of $23.1 million, or 8.8%. This was primarily attributable to the increase in net sales as discussed above, partially offset by higher SG&A expense due to higher incentive compensation and higher salary costs driven by investments in our selling and customer care teams and wage inflation.
Segment income margin increased to 29.7% in Fiscal Year 2025 from 29.2% in Fiscal Year 2024, an increase of 50 basis points primarily resulting from the increase in segment income discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $310.7 million in Fiscal Year 2025 from $291.0 million in Fiscal Year 2024, an increase of $19.7 million, or 6.8%. This was driven by the increased segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliation.”

Adjusted segment income margin decreased to 32.4% in Fiscal Year 2025 from 32.5% in Fiscal Year 2024, a decrease of 10 basis points.
Refer to “—Non-GAAP Reconciliation” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World

(Dollars in thousands)	Years Ended December 31,
	2025	2024
Net sales	$162,997	$156,108
Gross profit	$59,784	$53,702
Gross profit margin %	36.7%	34.4%
Segment income	$26,540	$21,632
Segment income margin %	16.3%	13.9%
Adjusted segment income (a)	$28,301	$22,857
Adjusted segment income margin % (a)	17.4%	14.6%
(a) See “—Non-GAAP Reconciliation.”
The year-over-year net sales increase was driven by the following:

2025
Volume	2.2%
Currency and other	2.1%
Price, net of allowances and discounts	0.1%
Total	4.4%
Net sales
Net sales increased to $163.0 million in Fiscal Year 2025 from $156.1 million in Fiscal Year 2024, an increase of $6.9 million, or 4.4%.
The increase in net sales was primarily due to growth in volume, the favorable impact from foreign currency translation and positive net price to offset inflation. The volume growth was driven by Early Buy shipments and improved market conditions in Asia and Europe compared to the prior year.
Gross profit and Gross profit margin
Gross profit increased to $59.8 million in Fiscal Year 2025 from $53.7 million in Fiscal Year 2024, an increase of $6.1 million, or 11.3%.
Gross profit margin increased to 36.7% in Fiscal Year 2025 compared to 34.4% in Fiscal Year 2024, an increase of 230 basis points, primarily driven by operational efficiencies related to higher volume.
Segment income and Segment income margin
Segment income increased to $26.5 million in Fiscal Year 2025 from $21.6 million in Fiscal Year 2024, an increase of $4.9 million, or 22.7%. This was primarily driven by an increase in net sales and gross profit as discussed above.
Segment income margin increased to 16.3% in Fiscal Year 2025 from 13.9% in Fiscal Year 2024, an increase of 240 basis points, resulting from the increase in gross profit.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $28.3 million in Fiscal Year 2025 from $22.9 million in Fiscal Year 2024, an increase of $5.4 million, or 23.8%. This was primarily driven by the increase in net sales and gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliation” below.

Adjusted segment income margin increased to 17.4% in Fiscal Year 2025 from 14.6% in Fiscal Year 2024, an increase of 280 basis points.

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

Net Income and Net Income Margin to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income and net income margin to adjusted EBITDA and adjusted EBITDA margin:

(Dollars in thousands)	Years Ended December 31,
	2025	2024
Net income	$151,570	$118,655
Depreciation	22,835	20,078
Amortization	34,451	35,783
Interest expense, net	50,282	62,163
Income taxes	33,067	25,527
Loss on debt extinguishment	—	4,926
EBITDA	292,205	267,132
Stock-based compensation (a)	57	608
Currency exchange items (b)	79	(836)
Acquisition and restructuring related expense, net (c)	3,886	6,464
Other (d)	3,052	4,079
Total Adjustments	7,074	10,315
Adjusted EBITDA	$299,279	$277,447

Net income margin	13.5%	11.3%
Adjusted EBITDA margin	26.7%	26.4%

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
(c)
Adjustments in the year ended December 31, 2025 are primarily driven by $3.1 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. Pursuant to the ChlorKing acquisition agreement, the full amount held in escrow was released to the specified key employees if such employees were employed by Hayward on the one-year anniversary of the acquisition. These payments were contingent on continued employment and were not dependent on the achievement of any metric or performance measure. The retention costs were recognized over the 12-month period from the date of acquisition. Other adjustments for the year ended December 31, 2025 include $0.4 million of costs related to restructuring actions in E&RW, $0.3 million of separation costs for the consolidation of operations in North America and $0.2 million of other acquisition and integration costs, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey.
Adjustments in the year ended December 31, 2024 are primarily driven by $3.2 million of compensation expenses for the retention of key employees acquired in the ChlorKing acquisition. Pursuant to the ChlorKing acquisition agreement, the full amount held in escrow was released to the specified key employees if such employees were employed by Hayward on the one-year anniversary of the acquisition. These payments were contingent on continued employment and were not dependent on the achievement of any metric or performance measure. The retention costs were recognized over the 12-month period from the date of acquisition. Other adjustments for the year ended December 31, 2024 include $1.1 million of transaction and integration costs associated with the acquisition for the ChlorKing business, $0.9 million of termination benefits related to a reduction-in-force within E&RW, $0.8 million of separation and other costs associated with the centralization and consolidation of operations in Europe and $0.4 million of costs to finalize restructuring actions initiated in prior years.

(d)	Adjustments in the year ended December 31, 2025 primarily include $4.3 million for the settlement in principle of the securities class action litigation. Expenses beyond the $4.3 million related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers. Other adjustments include $1.3 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.
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

Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for NAM (dollars in thousands):

NAM	Years Ended December 31,
	2025	2024
Segment income	$284,758	$261,735
Depreciation	19,540	17,989
Amortization	6,990	6,985
Stock-based compensation (a)	—	176
Other (b)	(605)	4,079
Total adjustments	25,925	29,229
Adjusted segment income	$310,683	$290,964

Segment income margin	29.7%	29.2%
Adjusted segment income margin	32.4%	32.5%

(a)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO.

(b)	Adjustments in the year ended December 31, 2025 for NAM primarily includes $0.6 million of insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

Adjustments in the year ended December 31, 2024 for NAM include a $3.3 million increase in cost of goods sold resulting from the fair value inventory step-up adjustment recognized as part of the purchase accounting for the acquisition of the ChlorKing business and $0.7 million of costs related to a flood sustained at a contract manufacturer.
Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for E&RW (dollars in thousands):

E&RW	Years Ended December 31,
	2025	2024
Segment income	$26,540	$21,632
Depreciation	1,761	1,215
Stock-based compensation (a)	—	10
Total Adjustments	1,761	1,225
Adjusted segment income	$28,301	$22,857

Segment income margin	16.3%	13.9%
Adjusted segment income margin	17.4%	14.6%

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
Primary working capital requirements are for raw materials, components and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flows from operating activities and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an Early Buy program, the timing of inventory purchases and receipt of customer payments, and as such, the utilization of the ABL Facility may fluctuate during the year. Our borrowing availability reported under the ABL Facility includes a reduction from the impact of accounts receivable for customers eligible under the Receivables Purchase Agreement.
Unrestricted cash and cash equivalents totaled $329.6 million as of December 31, 2025, which is an increase of $133.0 million from $196.6 million at December 31, 2024. The increase reflects strong operating cash flow and disciplined working capital management. As of December 31, 2025 and December 31, 2024, the Company had $69.5 million and zero, respectively, in commercial paper, which was included in short-term investments on the consolidated balance sheets.
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
Beyond the next 12 months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology, research and development activities, potential share repurchases and any potential merger and acquisition activity. The Company's material contractual obligations include outstanding debt, operating leases and finance leases. For additional details related to the Company’s long-term contractual obligations for long-term debt, see Note 9 and for contractual obligations for leases see Note 15. We believe the combination of our current cash level, net cash flows provided by operating activities, and availability under the ABL Facility will be sufficient to satisfy the above requirements.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the consolidated statement of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations.
During the year ended December 31, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of December 31, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the year ended December 31, 2025 was $0.9 million.

Credit Facilities
The First Lien Term Facility and ABL Facility (collectively, the “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of December 31, 2025, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
First Lien Term Facility, due May 28, 2028	$955,000	$965,000
Other bank debt	4,826	6,461
Finance lease obligations	3,639	2,448
Subtotal	963,465	973,909
Less: Current portion of the long-term debt	(13,261)	(13,991)
Less: Unamortized debt issuance costs	(6,657)	(9,356)
Total	$943,547	$950,562

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
On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Facility to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate (“Term SOFR”) borrowings and the removal of the first-in, last-out subfacility.
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
For the year ended December 31, 2025, the average borrowing base under the ABL Facility was $153.3 million, and the average loan balance outstanding was zero. As of December 31, 2025, the loan balance was zero with a borrowing availability of $124.9 million.
For the year ended December 31, 2024, the average borrowing base under the ABL Facility was $212.6 million, and the average loan balance outstanding was zero. As of December 31, 2024 the loan balance was zero with a borrowing availability of $163.4 million.
First Lien Term Facilities
The Company's First Lien Term Facility bears interest at a rate equal to a base rate or Term SOFR, plus, in either case, an applicable margin. The applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined by the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
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
As of December 31, 2025, the balance outstanding under the First Lien Term Facility was $955.0 million.
For the year ended December 31, 2025, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 6.25%. The effective interest rate is comprised of 6.96% for interest and 0.29% for financing costs, partially offset by 1.00% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of December 31, 2025, we were in compliance with all covenants under the Credit Facilities.

Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$256,034	$212,068
Net cash used in investing activities	(103,777)	(54,131)
Net cash used in financing activities	(20,846)	(136,790)
Effect of exchange rate changes on cash and cash equivalents	1,648	(2,655)
Change in cash and cash equivalents	$133,059	$18,492
Net cash provided by operating activities
Net cash provided by operating activities increased to $256.0 million for the year ended December 31, 2025 from $212.1 million for the year ended December 31, 2024, an increase of $43.9 million, or 20.7%. The increase in cash provided in the year ended December 31, 2025 was primarily driven by an increase in net income and an increase in cash generated by changes in working capital compared to the prior year.
Net cash used in investing activities
Net cash used in investing activities was $103.8 million for the year ended December 31, 2025 compared to net cash used in investing activities of $54.1 million for the year ended December 31, 2024, an increase of $49.7 million, or 91.7%. The increase in cash used in the year ended December 31, 2025 was driven by purchases of short-term investments and capital expenditures, compared to the prior year, which was driven by the acquisition of the ChlorKing business and capital expenditures, partially offset by proceeds of short-term investments.
Net cash used in financing activities
Net cash used in financing activities was $20.8 million for the year ended December 31, 2025 compared to net cash used in financing activities of $136.8 million for the year ended December 31, 2024, a decrease of $116.0 million, or 84.8%. The decrease in cash used in the year ended December 31, 2025 was driven by payments of long-term debt and purchases of common stock compared to the prior year, which was primarily driven by the prepayment of the Incremental Term Loan B principal balance.
Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt (a)	$12,766	$11,471	$935,435	$102	$38	$14	$959,826
Letters of credit	3,868	—	—	—	—	—	3,868
Operating lease commitments (b)	12,750	9,728	8,614	8,175	7,114	27,455	73,836
Finance lease commitments	982	1,050	942	698	423	—	4,095
Total	$30,366	$22,249	$944,991	$8,975	$7,575	$27,469	$1,041,625
(a)     For further information on the terms of the Credit Facilities, please see Note 9. “Long-Term Debt” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K and “Liquidity and Capital Resources”.
(b)     Operating lease commitments primarily relate to our office, distribution, and manufacturing facilities. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of one to 10 years and certain of these arrangements are cancellable on short notice while others require payment upon early termination. Refer to Note 15. “Leases” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Off-Balance Sheet Arrangements
We had $3.9 million and $4.3 million of outstanding letters of credit on our ABL Facility as of December 31, 2025 and December 31, 2024, respectively.

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
Goodwill and Indefinite Lived Intangibles
We review goodwill and indefinite lived intangible assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. As of December 31, 2025, goodwill and indefinite lived intangible assets were $951.2 million and $1,003.0 million, respectively.
For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is no greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we compare the fair value of the reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. Fair value of the reportable unit is estimated using a discounted six-year projected cash flow analyses and a terminal value calculation at the end of the six-year period. For the years ended December 31, 2025 and 2024, the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. As such, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
Similar to the test for impairment of goodwill, we may first make a qualitative assessment of whether it is more likely than not that an indefinite lived intangible assets’ fair value is less than its carrying value to determine whether it is necessary to perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare their estimated fair values to their carrying values. Fair value is generally estimated using discounted cash flows or relief from royalty approaches. We recognize an impairment charge when the estimated fair value of the indefinite lived intangible asset is less than its carrying value. We annually evaluate whether the trade names continue to have an indefinite life.
Stock-Based Compensation
We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based restricted share units (“PSUs”). PSU awards are recognized as compensation expense beginning at the grant date and reassessed quarterly for probability. We reassess the probability of achievement at each reporting period and adjust compensation cost, as necessary. If there are any changes in our probability assessment, we recognize a cumulative catch-up adjustment in the period of the change in estimate, with the remaining unrecognized expense recognized prospectively over the remaining requisite service period. If we subsequently determine that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made. We record actual forfeitures in the period in which the forfeiture occurs. We use the Black-Scholes option pricing model to estimate the fair value of option awards and a Monte Carlo simulation model to estimate the fair value of PSU awards.
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
Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgement and often involves the use of estimates and assumptions, including but not limited to, the selection of appropriate valuation methodology, projected revenue, expense and cash flows, weighted average cost of capital, discount rates, estimate of customer turnover, estimates of terminal values, and royalty rates. We may use third-party valuation specialists to determine the assets acquired, liabilities assumed, and corresponding offset to goodwill.

Recently Issued Accounting Standards
See Note 2. "Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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
Currency Fluctuation Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our international operating locations are generally the local currency. For the Fiscal Year 2025, approximately 17% of our net sales were made by our international operating locations that use a functional currency other than the U.S. dollar. These sales were transacted in Euros, Canadian dollars and Australian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates.
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
Based on the Fiscal Year 2025, an aggregate increase or decrease of 10% in the currency exchange rate would have caused a translational increase or decrease of approximately $19 million and $2 million in net sales and net income, respectively.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate, therefore, we are exposed to market risks relating to changes in interest rates. As of December 31, 2025, we had $955.0 million of outstanding variable rate loans under the First Lien Term Facility. Based on our December 31, 2025 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost of approximately $3.6 million, net of interest rate swap settlements.
As of each of December 31, 2025 and December 31, 2024, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million. A notional amount of $100.0 million matures in March 2026, a notional amount of $250.0 million matures in January 2027, and a notional amount of $250.0 million matures in March 2028.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. We actively manage the impact of elevated or increased inflation, including import duties and tariffs, through strong relationships with our diverse supplier base, vendor terms negotiations, and price and promotion management. Historically, we have been able to realize price increases to partially or fully offset cost inflation. We strategically invest through inventory purchases to obtain favorable pricing ahead of vendor price increases. As a result, we believe we have the ability to mitigate negative impacts of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HAYWARD HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hayward Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hayward Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for warranty costs in 2025.

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
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company primarily sells pool equipment to its customers. The Company’s consolidated net sales were $1,122.2 million for the year ended December 31, 2025. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company recognizes revenue net of rebates and other discounts. The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (ii) testing a sample of rebate and other discount transactions by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and cash payment; (iii) testing a sample of rebates and other discounts accrued as of December 31, 2025 by obtaining and inspecting source documents, such as support for the nature of the rebate or other discount, the amount, agreement with the customer, underlying calculations, and subsequent cash payment; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 25, 2026

We have served as the Company’s auditor since 1999.

Hayward Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in millions, except per share data)
Hayward Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$329,648	$196,589
Short-term investments	69,462	—
Accounts receivable, net of allowances of $1,931 and $2,701, respectively	280,161	278,582
Inventories, net	210,739	216,472
Prepaid expenses	19,500	20,203
Income tax receivable	656	6,426
Other current assets	41,080	48,697
Total current assets	951,246	766,969
Property, plant and equipment, net	164,560	160,377
Goodwill	951,197	943,645
Trademark	736,000	736,000
Customer relationships, net	178,126	198,333
Other intangibles, net	88,899	96,095
Other non-current assets	80,956	89,205
Total assets	$3,150,984	$2,990,624
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,261	$13,991
Accounts payable	77,007	81,476
Accrued expenses and other liabilities	224,222	217,242
Income taxes payable	8,754	273
Total current liabilities	323,244	312,982
Long-term debt, net	943,547	950,562
Deferred tax liabilities, net	227,449	239,111
Other non-current liabilities	63,736	64,322
Total liabilities	1,557,976	1,566,977
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock $0.001 par value, 750,000,000 authorized; 246,272,783 issued and 217,356,414 outstanding at December 31, 2025; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024	247	245
Additional paid-in capital	1,109,522	1,093,468
Common stock in treasury; 28,916,369 and 28,666,369 at December 31, 2025 and 2024, respectively	(363,182)	(358,133)
Retained earnings	851,134	699,564
Accumulated other comprehensive loss	(4,713)	(11,497)
Total stockholders’ equity	1,593,008	1,423,647
Total liabilities and stockholders’ equity	$3,150,984	$2,990,624

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$1,122,155	$1,051,606	$992,452
Cost of sales	583,465	564,630	563,008
Gross profit	538,690	486,976	429,444
Selling, general and administrative expense	246,892	217,147	186,101
Research, development and engineering expense	27,201	25,778	24,547
Acquisition and restructuring related expense	3,886	6,464	13,213
Amortization of intangible assets	27,461	28,800	30,361
Operating income	233,250	208,787	175,222
Interest expense, net	50,282	62,163	73,584
Loss on debt extinguishment	—	4,926	—
Other expense (income), net	(1,669)	(2,484)	551
Total other expense	48,613	64,605	74,135
Income from operations before income taxes	184,637	144,182	101,087
Provision for income taxes	33,067	25,527	20,400
Net income	$151,570	$118,655	$80,687

Earnings per share
Basic	$0.70	$0.55	$0.38
Diluted	$0.68	$0.54	$0.37

Weighted average common shares outstanding
Basic	216,593,972	215,028,683	213,144,063
Diluted	222,225,777	221,370,188	220,688,616

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	2025			2024			2023
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$151,570			$118,655			$80,687
Other comprehensive income (loss):
Foreign currency translation adjustments	16,724	—	16,724	(16,172)	—	(16,172)	5,101	—	5,101
Net change on cash flow hedges	(13,253)	3,313	(9,940)	(3,323)	831	(2,492)	(10,723)	2,681	(8,042)
Comprehensive income			$158,354			$99,991			$77,746

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	211,862,781	$241	$1,069,878	$(357,415)	$500,222	$10,108	$1,223,034
Net income	—	—	—	—	80,687	—	80,687
Stock-based compensation	—	—	9,165	—	—	—	9,165
Issuance of common stock for compensation plans	2,302,895	2	1,851	—	—	—	1,853
Repurchase of stock	—	—	—	(340)	—	—	(340)
Other comprehensive loss	—	—	—	—	—	(2,941)	(2,941)
Balance as of December 31, 2023	214,165,676	$243	$1,080,894	$(357,755)	$580,909	$7,167	$1,311,458
Net income	—	—	—	—	118,655	—	118,655
Stock-based compensation	—	—	10,595	—	—	—	10,595
Issuance of common stock for compensation plans	1,612,844	2	1,979	—	—	—	1,981
Repurchase of stock	—	—		(378)	—	—	(378)
Other comprehensive loss	—	—		—	—	(18,664)	(18,664)
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	151,570	—	151,570
Stock-based compensation	—	—	13,389	—	—	—	13,389
Issuance of common stock for compensation plans	1,827,894	2	2,665	—	—	—	2,667
Repurchase of stock	(250,000)	—		(5,049)	—	—	(5,049)
Other comprehensive income	—	—		—	—	6,784	6,784
Balance as of December 31, 2025	217,356,414	$247	$1,109,522	$(363,182)	$851,134	$(4,713)	$1,593,008

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Consolidated Statement of Cash Flow
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$151,570	$118,655	$80,687
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	22,835	20,078	15,983
Amortization of intangible assets	34,451	35,783	37,079
Amortization of deferred debt issuance fees	3,763	4,203	4,696
Stock-based compensation	13,389	10,595	9,165
Deferred income taxes (benefit)	(7,751)	(10,514)	(12,786)
Allowance for credit losses	(770)	(169)	(1,067)
Loss on debt extinguishment	—	4,926	—
Loss on impairment	—	—	6,720
(Gain) loss on sale/disposal of property, plant and equipment	485	(428)	1,000
Changes in operating assets and liabilities
Accounts receivable	5,056	(7,260)	(58,700)
Inventories	11,780	4,330	67,824
Other current and non-current assets	6,377	(41,167)	24,820
Accounts payable	(5,940)	11,794	14,551
Accrued expenses and other liabilities	20,789	61,242	(5,432)
Net cash provided by operating activities	256,034	212,068	184,540

Cash flows from investing activities
Purchases of property, plant, and equipment	(28,715)	(22,371)	(28,947)
Software development costs	(1,957)	(1,918)	(2,047)
Cash paid for acquisition of businesses, net of cash acquired	—	(55,153)	—
Cash paid for asset acquisitions	(3,643)	—	—
Proceeds from sale of property, plant, and equipment	—	311	613
Purchases of short-term investments	(69,462)	—	(25,000)
Proceeds from short-term investments	—	25,000	—
Net cash used in investing activities	(103,777)	(54,131)	(55,381)

Cash flows from financing activities
Proceeds from revolving credit facility	—	—	144,100
Payments on revolving credit facility	—	—	(144,100)
Proceeds from issuance of long-term debt	—	2,886	5,448
Payments of long-term debt	(12,810)	(138,638)	(12,518)
Proceeds from issuance of short-term notes payable	—	6,340	6,130
Payments of short-term notes payable	(2,169)	(6,463)	(6,894)
Debt issuance costs	(1,579)	—	—
Purchase of common stock	(5,049)	(378)	—
Other, net	761	(537)	222
Net cash used in financing activities	(20,846)	(136,790)	(7,612)

Effect of exchange rate changes on cash and cash equivalents	1,648	(2,655)	373
Change in cash and cash equivalents	133,059	18,492	121,920

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Consolidated Statement of Cash Flow
(Dollars in thousands)

Cash and cash equivalents, beginning of period	196,589	178,097	56,177
Cash and cash equivalents, end of period	$329,648	$196,589	$178,097

Supplemental disclosures of cash flow information:
Cash paid-interest	$59,775	$68,476	$75,658
Cash paid-income taxes	26,413	35,938	16,420

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	634	4,567	1,150
Equipment financed under finance leases	3,171	1,046	(21)

See accompanying notes to the Consolidated Financial Statements.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Holdings,” the “Company,” “we” or “us”) is a leading global designer and manufacturer of a broad portfolio of pool equipment, outdoor living products and industrial flow control products. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.

Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Hayward Holdings, Inc. and its direct wholly owned subsidiary, Hayward Intermediate, Inc., are holding companies with no other operations, material assets or liabilities other than the ownership by Hayward Intermediate, Inc. of all of the equity interests in Hayward Industries, Inc., which is the borrower under our First Lien Term Facility and ABL Revolving Credit Facility (collectively, the “Credit Facilities”). Refer to Note 21, “Condensed Financial Information of Registrant (Parent Company Only)” for the financial information detail of the holding company, Hayward Holdings, Inc.
All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
During the fourth quarter of 2025, the Company changed its accounting principle related to the presentation of warranty costs, as described in Change in Accounting Principle below. Prior period amounts were updated to conform to the current year presentation for the change in accounting principle.
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
Periodically throughout the period, the Company’s cash balance exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company maintains cash balances at banking institutions in Australia, China, Canada, France and Spain, which are not protected by FDIC insurance. The Company mitigates potential cash risk by maintaining bank accounts with credit-worthy financial institutions. The Company does not believe that its cash balances are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Short-term Investments
The Company classifies its investments as cash and cash equivalents or short-term investments based upon the terms of the investment. As of December 31, 2025 and December 31, 2024, the Company had commercial paper with original maturities greater than three months of $69.5 million and zero, respectively, reported as short-term investments in the consolidated balance sheets. Short-term investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings.
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
Activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Charges (Recoveries) to Costs and Expenses	(Deductions)	Balance at End of Period
2023	$3,937	$(1,055)	$(12)	$2,870
2024	2,870	(108)	(61)	2,701
2025	2,701	293	(1,063)	1,931
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. For the year ended December 31, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of December 31, 2025, all sold receivables had been collected and remitted to the transferee.
Inventories
Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves on a first-in, first-out basis. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. The Company evaluates inventory for excess and obsolescence and records necessary reserves based on historical costs, selling price, margin and current business trends.
Property, Plant, and Equipment
Property, plant and equipment is recorded at cost and depreciated using the straight-line method of depreciation based upon the following estimated useful lives:
•Buildings and improvements—10 to 40 years
•Machinery, tools and equipment—3 to 20 years

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
•Software and information technology—5 years
Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and corresponding accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operating income.
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
The Company did not have any long-lived asset impairment charges for the year ended December 31, 2025 and December 31, 2024. For the year ended December 31, 2023, the Company recorded a $3.9 million impairment charge in its North America reportable segment for significant long-lived assets associated with the discontinuation of a product line. The charge is recorded within acquisition and restructuring related expense in the consolidated statements of operations.
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
For the years ended December 31, 2025 and 2024, the Company completed its annual qualitative impairment analysis of goodwill for each of its reporting units at November 30, 2025 and 2024. The results of the qualitative assessments indicated that it was more likely than not that the fair values of the reporting units were more than the carrying values.
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the years ended December 31, 2025 and 2024, the Company completed its annual qualitative impairment analysis of indefinite-lived intangible assets at November 30, 2025 and 2024. The results of the qualitative assessments indicated that it was more likely than not that the fair values of the indefinite-lived intangible assets were more than the carrying values.
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
•Level 1 Quoted prices in active markets for identical assets or liabilities.
•Level 2 Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•Level 3 Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, of which there was no expense for the years ended December 31, 2025 and 2024.
Concentration of Credit Risks
The Company’s largest customer accounted for approximately 33% and 36% of consolidated sales in the years ended December 31, 2025 and 2024, respectively, and represented 46% and 47% of total accounts receivable at December 31, 2025 and 2024, respectively. Another customer accounted for approximately 12% and 11% of consolidated sales for the years ended December 31, 2025 and 2024, respectively, and represented 14% and 11% of total accounts receivable at December 31, 2025 and 2024, respectively. The Company’s sales to its largest customer are included in both the North America and Europe & Rest of World reportable segments while sales to the other customer are in the North America reportable segment. The Company has adequate availability of suppliers. The loss of any one supplier would not have a long-term material effect on the Company’s operations.
Research, Development, and Engineering

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
Advertising Costs
Advertising costs are typically expensed as incurred; however, certain costs are deferred and included within prepaid assets on the Company’s consolidated balance sheets. These deferred costs are expensed as the events occur or as the materials are distributed. Advertising costs expensed were $8.9 million, $9.6 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023 respectively.
Stock-Based Compensation
The Company uses its common stock, par value $0.001 per share (“Common Stock”), for various forms of stock-based compensation arrangements entered into with its employees and directors. Stock-based compensation arrangements are accounted for at fair value on the date of grant. The fair value of stock options is determined using a Black-Scholes valuation model. The grant date fair value of performance-based awards is determined using a Monte Carlo simulation model. The fair value of other share-based awards is based on the valuation of the Common Stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is recognized in the period the performance condition is probable of occurring. The Company recognizes forfeitures as they occur. Stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 17. Stock-based Compensation.
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
Change in Accounting Principle
During the fourth quarter of 2025, the Company changed its presentation of warranty costs from selling, general and administrative expense to cost of sales within the consolidated statements of operations. The Company believes that this change in accounting principle is preferable as it better reflects the total cost of fulfilling its revenue transactions, improves comparability with other original equipment manufacturers and provides more meaningful information to users of its financial statements. This change in presentation has been applied retrospectively to all periods presented and affects cost of sales, gross profit and selling, general and administrative expense. This change in presentation has no impact to net sales, operating income, income from operations before income taxes, income tax expense, net income, net income per common share, retained earnings, other components of equity, net assets, or cash flows. For the year ended December 31, 2025, $39.6 million of warranty costs were presented within cost of sales on the consolidated statement of operations.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Certain financial statement line items included in the consolidated statements of operations for the years ended December 31, 2024 and 2023 were adjusted as follows (in thousands):

	Year Ended December 31, 2024
	As reported	Effect of change	As adjusted
Cost of sales	$520,849	$43,781	$564,630
Gross profit	530,757	(43,781)	486,976
Selling, general and administrative expense	260,928	(43,781)	217,147

	Year Ended December 31, 2023
	As reported	Effect of change	As adjusted
Cost of sales	$515,502	$47,506	$563,008
Gross profit	476,950	(47,506)	429,444
Selling, general and administrative expense	233,607	(47,506)	186,101

Certain significant segment expense line items included in Note 12. “Segments and Related Information” for the years ended December 31, 2024 and 2023 were adjusted as follows (in thousands):

	Year Ended December 31, 2024
	As reported			Effect of change			As adjusted
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Cost of sales	$421,223	$99,626	$520,849	$41,001	$2,780	$43,781	$462,224	$102,406	$564,630
Segment selling, general and administrative expense	188,021	33,591	221,612	(41,001)	(2,780)	(43,781)	147,020	30,811	177,831

	December 31, 2023
	As reported			Effect of change			As adjusted
	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total	North America	Europe & Rest of World	Total
Cost of sales	$412,635	$102,867	$515,502	$44,747	$2,759	$47,506	$457,382	$105,626	$563,008
Segment selling, general and administrative expense	171,804	31,656	203,460	(44,747)	(2,759)	(47,506)	127,057	28,897	155,954

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Recently Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company has adopted the standard using a retrospective application for the year ended December 31, 2025. Refer to Note 8. for additional details regarding the Company’s income tax disclosures.
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
During the year ended December 31, 2023, the Company completed the transition of its financial instruments and debt agreements effected by reference rate reform, including its existing First Lien Credit Agreement, to an alternative base rate instead of LIBOR. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements. Refer to Note 9. for additional details regarding the Company’s amendments to its debt agreements.
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
Intangibles - Goodwill and Other Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal‑use software by eliminating references to prescriptive development stages and replacing them with a principles‑based capitalization model. Under the new approach, entities can begin capitalizing software development costs once management has authorized and committed funding and it is “probable to complete” (i.e. probable that the software will be completed and used), provided there is no “significant development uncertainty.” The update also aligns disclosure of capitalized internal software costs with those for property, plant, and equipment, and permits entities to adopt the standard via prospective, modified, or retrospective transition methods. The amendments in this update are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its condensed financial statements and related disclosures.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Note 3. Revenue
The Company primarily sells pool equipment including pumps, filters, heaters, cleaners, salt chlorinators, automation, lighting, safety and flow control products to its customers. An arrangement with a customer contains a single performance obligation for sale of the products. Transfer of the individual product is considered the performance obligation. The Company ships its products via Free on Board shipping point and recognizes revenue at the point-in-time of shipment to the customer. The Company’s standard customer payment terms are net thirty days. The Company has established an early-buy program for select customers for purchases made outside of peak season that extends favorable payment terms, generally not to exceed 180 days, and applies the practical expedient in Accounting Standards Codification (the “ASC”) 606-10-32-18 to not adjust the amount of consideration for the effects of a significant financing component. The Company recognizes revenue net of rebates and other discounts.
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
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Years Ended December 31,
	2025	2024	2023
Product groups
Residential pool	$1,010,086	$952,234	$904,028
Commercial pool	65,260	49,578	38,972
Flow control	46,809	49,794	49,452
Total	$1,122,155	$1,051,606	$992,452

Geographic
United States	$883,306	$823,926	$761,596
Canada	75,852	71,572	61,680
Europe	97,071	92,199	93,311
Rest of World	65,926	63,909	75,865
Total International	238,849	227,680	230,856
Total	$1,122,155	$1,051,606	$992,452

Note 4. Inventories
Inventories, net, consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$80,148	$94,168
Work in progress	21,180	20,013
Finished goods	109,411	102,291
Total	$210,739	$216,472

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Activity in the Company’s inventory obsolescence reserve is as follows (in thousands):

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
2023	$11,886	$19,267	$(1,878)	$29,275
2024	29,275	7,295	(9,520)	27,050
2025	$27,050	$6,639	$(4,080)	$29,609

Note 5. Property, Plant, and Equipment, Net
The carrying value of property, plant, and equipment is as follows (in thousands):

	December 31,
	2025	2024
Land	$10,402	$10,102
Buildings and improvements	53,741	49,427
Machinery, tools and equipment	159,930	147,735
Information technology equipment and software	37,808	34,620
Construction in progress	24,224	21,656
Owned equipment	286,105	263,540
Buildings and improvements	284	—
Machinery, tools and equipment	3,978	8,936
Equipment under finance lease	4,262	8,936
Less: Accumulated depreciation	(125,807)	(112,099)
Total	$164,560	$160,377
Depreciation expense was $22.8 million, $20.1 million, and $16.0 million (of which $17.4 million, $14.6 million and $12.6 million is included within cost of sales) for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents property, plant, and equipment, net, by country (in thousands):

	December 31,
	2025	2024
United States	$125,628	$124,751
China	19,770	18,645
Canada	8,406	7,440
Spain	8,440	7,244
France	2,106	2,115
Other	210	182
Total	$164,560	$160,377

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 6. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill is as follows (in thousands):

	North America	Europe & Rest of World	Total
Balance at December 31, 2023	$841,049	$93,964	$935,013
Acquisitions	16,032	—	16,032
Currency translation	(4,943)	(2,457)	(7,400)
Balance at December 31, 2024	852,138	91,507	943,645
Currency translation	3,117	4,435	7,552
Balance at December 31, 2025	$855,255	$95,942	$951,197
As of November 30, 2025 the Company performed a qualitative analysis and determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2025 and 2024, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$430,315	$(252,189)	$178,126	$425,593	$(227,260)	$198,333
Covenant not to compete	1,550	(1,086)	464	1,550	(776)	774
Trademarks	77,801	(40,199)	37,602	77,801	(35,011)	42,790
Product technology	99,764	(48,931)	50,833	94,381	(41,850)	52,531
Total amortizable intangibles	609,430	(342,405)	267,025	599,325	(304,897)	294,428
Trademarks	736,000	—	736,000	736,000	—	736,000
Total intangible assets	$1,345,430	$(342,405)	$1,003,025	$1,335,325	$(304,897)	$1,030,428

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Estimated Useful Lives	Net Carrying Amount December 31, 2024	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2025
Customer relationships	15-20	$198,333	$—	$(21,938)	$—	$1,731	$178,126
Covenant not to compete	5	774	—	(310)	—	—	464
Trademarks	15	42,790	—	(5,180)	—	(8)	37,602
Product technology	10-20	52,531	5,354	(7,023)	—	(29)	50,833
Total amortizable intangibles		294,428	5,354	(34,451)	—	1,694	267,025
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,030,428	$5,354	$(34,451)	$—	$1,694	$1,003,025

	Estimated Useful Lives	Net Carrying Amount December 31, 2023	Additions	Amortization	Impairment	Currency Translation	Net Carrying Amount December 31, 2024
Customer relationships	15-20	$206,308	$17,500	$(23,382)	$—	$(2,093)	$198,333
Covenant not to compete	5	1,002	75	(303)	—	—	774
Trademarks	15	45,287	2,600	(5,102)	—	5	42,790
Product technology	10-20	47,793	11,821	(6,996)	—	(87)	52,531
Total amortizable intangibles		300,390	31,996	(35,783)	—	(2,175)	294,428
Trademarks		736,000	—	—	—	—	736,000
Total intangible assets		$1,036,390	$31,996	$(35,783)	$—	$(2,175)	$1,030,428
Amortization expense was $34.5 million, $35.8 million and $37.1 million (of which $7.0 million, $7.0 million and $6.7 million is included within cost of sales) for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, the weighted-average remaining lives of definite-lived intangible assets is approximately 9.9 years. The weighted-average remaining lives at December 31, 2025 for customer relationships, trademarks, product technology and covenants not to compete are approximately 11.0, 7.9, 7.9, and 1.6 years, respectively.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Estimated future amortization expense related to amortizable intangibles as of December 31, 2025 is as follows (in thousands):

2026	$33,258
2027	31,307
2028	29,155
2029	28,578
2030	27,936
Thereafter	116,791
Total	$267,025

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Selling, promotional and advertising	$71,618	$60,620
Employee compensation and benefits	37,230	28,860
Insurance reserve	30,410	32,836
Warranty reserve	26,800	25,306
Inventory purchases	16,315	24,002
Operating lease liability - short term	10,048	8,673
Freight	8,926	7,010
Payroll taxes	5,195	5,232
Deferred income	3,211	3,399
Taxes - non income	2,987	2,630
Professional fees	2,548	2,254
Other accrued liabilities	8,934	16,420
Total	$224,222	$217,242
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
Changes in the warranty reserve are as follows (in thousands):

Balance at January 1, 2023	$19,652
Accrual for warranties issued during the period	47,368
Payments	(44,866)
Balance at December 31, 2023	22,154
Accrual for warranties issued during the period	43,708
Acquisition	1,105
Payments	(41,661)
Balance at December 31, 2024	25,306
Accrual for warranties issued during the period	39,644
Payments	(38,150)
Balance at December 31, 2025	$26,800

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 8. Income Taxes
The components of income from operations before income taxes by jurisdiction are as follows (in thousands):

	December 31,
	2025	2024	2023
United States	$174,896	$148,371	$89,461
International	9,741	(4,189)	11,626
Total	$184,637	$144,182	$101,087

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current
Federal	$27,700	$29,166	$21,697
State	9,650	7,183	6,575
International	3,492	(308)	4,914
	40,842	36,041	33,186
Deferred
Federal	4,553	(4,800)	(10,455)
State	(11,633)	(4,579)	(2,894)
International	(695)	(1,135)	563
	(7,775)	(10,514)	(12,786)
Provision for income taxes	$33,067	$25,527	$20,400

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Reconciliation between the effective tax rate on income from operations and the statutory tax rate is as follows (in thousands):

	December, 31
	2025		2024		2023
U.S. federal statutory income tax rate	$38,774	21.0%	$30,278	21.0%	$21,228	21.0%
Domestic federal
Tax credits
Research & development tax credit	(1,206)	(0.7)	(1,222)	(0.8)	(1,480)	(1.5)
Nontaxable or nondeductible items
Nondeductible compensation subject to 162(m) limitation	1,307	0.7	946	0.7	1,027	1.0
Permanent items	384	0.2	288	0.2	106	0.1
Cross-border tax laws
Foreign derived intangible income (“FDII”) deduction	(2,723)	(1.5)	(4,538)	(3.1)	(3,183)	(3.1)
Other	702	0.4	255	0.2	202	0.2
Changes in valuation allowances
Valuation allowance	—	—	—	—	(1,572)	(1.6)
Excess tax benefits on share-based payments	(1,575)	(0.9)	(1,220)	(0.8)	(3,044)	(3.0)
Other	(530)	(0.3)	(2,457)	(1.9)	10	—
Domestic state and local income taxes, net of federal effect	(1,566)	(0.8)	2,057	1.4	2,908	2.9
Foreign tax effects
Canada
Provincial taxes	469	0.3	434	0.3	1,508	1.5
Foreign withholding taxes imposed by foreign jurisdiction	306	0.2	249	0.2	3,768	3.7
Other	(353)	(0.2)	(692)	(0.5)	(831)	(0.8)
Other foreign jurisdictions	(203)	(0.1)	430	0.3	(247)	(0.2)
Worldwide changes in unrecognized tax benefits	(719)	(0.4)	719	0.5	—	—
Total worldwide	$33,067	17.9%	$25,527	17.7%	$20,400	20.2%
The increase in the Company’s effective tax rate from 17.7% for the year ended December 31, 2024 to 17.9% for the year ended December 31, 2025 was primarily due to higher foreign derived intangible income deductions during the prior year, partially offset by lower state and local income taxes.
For the year ended December 31, 2025, the state income tax benefit included in the rate reconciliation was approximately $1.6 million. More than 50% of the state income tax effect was attributable to Florida.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax asset
Lease liabilities	$13,344	$13,512
Inventory	9,280	9,311
Warranty reserve	6,309	5,923
Research and development capitalization	560	8,826
Accrued liabilities	8,858	6,506
Net operating loss carryforwards	2,649	3,052
Deferred compensation and stock options	4,728	3,851
Insurance reserve	1,076	1,313
Interest expense	160	443
Tax credits	748	164
Other	136	624
Total deferred tax asset	47,848	53,525
Deferred tax liability
Intangible assets	(227,895)	(241,213)
Property, plant & equipment	(21,029)	(21,310)
Right of use assets	(11,713)	(11,658)
Other current assets	(3,747)	(4,245)
Derivatives	(1,094)	(4,408)
Foreign withholding tax accrual	(2,452)	(2,146)
Net investment in lease	(2,018)	(1,864)
Deferred financing costs	(584)	(894)
Unrealized foreign exchange (gain)	(634)	(881)
Total deferred tax liability	(271,166)	(288,619)
Subtotal	(223,318)	(235,094)
Valuation allowance	(3,397)	(2,813)
Net deferred tax liability	$(226,715)	$(237,907)
Deferred taxes are reflected in the Company’s consolidated balance sheet based on tax jurisdiction as follows (in thousands):

	December 31,
	2025	2024
Deferred tax asset	$734	$1,204
Deferred tax liability	(227,449)	(239,111)
Net deferred tax liability	$(226,715)	$(237,907)
The Company has U.S. federal net operating loss (“NOL”) carryforwards in the amount of $12.6 million as of both December 31, 2025 and 2024 from historical acquisitions. The NOL carryforwards expire between 2035 and 2037. The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from ownership changes in excess of 50 percent over a three-year period. The Company estimates that all of these NOL carryforwards may be subject to limitation and potentially expire prior to their utilization. The Company maintains a $12.6 million valuation allowance on these NOL carryforwards.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s total valuation allowance of $3.4 million and $2.8 million as of December 31, 2025 and 2024, respectively, consists of U.S. NOL carryforwards and U.S. tax credits.
The following table is a roll forward of the valuation allowance applied against certain deferred tax assets (in thousands):

	Balance at Beginning of Period	Provision for Income Taxes	Deductions	Balance at End of Period
2023	$3,770	$767	$(1,573)	$2,964
2024	2,964	—	(151)	2,813
2025	2,813	584	—	3,397
As of 2023, the Company no longer asserts that its undistributed earnings in one jurisdiction are permanently reinvested. Accordingly, the Company recorded a deferred tax liability of $2.5 million for the estimated taxes associated with the repatriation of the undistributed earnings in that jurisdiction. The Company will continue its practice and intention to reinvest the earnings of certain non-U.S. subsidiaries in those operations. As of December 31, 2025 and 2024, the Company has not recorded a provision for U.S. state tax or foreign withholding taxes on undistributed earnings that are indefinitely reinvested. The determination of the deferred tax liability, if any, is not practicable.
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
The following table is a reconciliation of unrecognized tax benefits including any interest and penalties (in thousands):

Balance at January 1, 2023	$—
Currency	—
Balance at December 31, 2023	—
Additions based on tax positions related to current year	68
Additions based on tax positions related to prior year	1,255
Balance at December 31, 2024	1,323
Reductions based on statute expirations	(837)
Balance at December 31, 2025	$486
The Company files tax returns in various global jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, examinations for years before 2022. The statute of limitations in foreign jurisdictions generally ranges between three to four years. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense, which as of December 31, 2025 and 2024 was zero.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The following table represents cash paid for income taxes, net of refunds received (in thousands):

	December 31,
	2025	2024	2023
U.S. federal	$17,778	$30,931	$3,232
U.S. state and local	8,268	6,345	3,656
Total U.S.	26,046	37,276	6,888

Foreign
Canada federal	*	*	6,023
Quebec	*	*	1,860
Spain	*	*	1,439
Other	367	(1,338)	210
Total foreign	367	(1,338)	9,532
Total	$26,413	$35,938	$16,420
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Note 9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
First Lien Term Facility, due May 28, 2028	$955,000	$965,000
Other bank debt	4,826	6,461
Finance lease obligations	3,639	2,448
Subtotal	963,465	973,909
Less: Current portion of long-term debt	(13,261)	(13,991)
Less: Unamortized debt issuance costs	(6,657)	(9,356)
Total	$943,547	$950,562
Interest expense, net for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest expense on outstanding debt	$59,689	$68,016	$75,972
Amortization of deferred financing fees	3,763	4,203	4,696
Interest (income)	(13,170)	(10,056)	(7,084)
Interest expense, net	50,282	62,163	73,584
Loss on debt extinguishment	—	4,926	—
Total	50,282	67,089	73,584
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
$50.0 million is available for the issuance of letters of credit in U.S. dollars, of which $20.0 million is available for the issuance of letters of credit in Canadian dollars.
On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Facility to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate (“Term SOFR”) borrowings and the removal of the first-in, last-out subfacility.
As of December 31, 2025, the Company had approximately $124.9 million of undrawn lines of credit available under the ABL Facility, subject to certain conditions, including compliance with certain financial covenants. The ABL Facility matures on February 25, 2028. The borrowings under the ABL Facility bear interest at a rate equal to Term SOFR or a base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The Company has the option to increase the ABL Facility, subject to certain conditions, including the commitment of the participating lenders.
The Company’s First Lien Credit Agreement (the “First Lien Term Facility”) bears interest at a rate equal to a base rate or Term SOFR (which includes an applicable credit spread adjustment), plus, in either case, an applicable margin. In the case of SOFR tranches, the applicable margin is 2.75% per annum with a 0.50% floor, with a stepdown to 2.50% per annum with a 0.50% floor when net secured leverage as defined in the First Lien Credit Agreement is less than 2.5x. The loan under the First Lien Term Facility amortizes quarterly at a rate of 0.25% of the original principal amount and requires a $2.5 million repayment of principal on the last business day of each March, June, September and December.
The Credit Facilities contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Common Stock. Per the First Lien Credit Agreement, the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2026 based on the First Lien Leverage Ratio as of December 31, 2025 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal is due at maturity on May 28, 2028. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Facilities.
At December 31, 2025, the future principal payments of the Company’s long-term debt obligations, excluding finance lease obligations, are as follows (in thousands):

2026	$12,766
2027	11,471
2028	935,435
2029	102
2030	38
Thereafter	14
Total	$959,826

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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of each of December 31, 2025 and December 31, 2024, the Company was a party to interest rate swap agreements of a notional amount of $600.0 million. A notional amount of $100.0 million matures in March 2026, a notional amount of $250.0 million matures in January 2027, and a notional amount of $250.0 million in March 2028.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the years ended December 31, 2025 and December 31, 2024, the Company recognized $3.0 million of expense and $3.2 million of income, respectively, in Other (income) expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location on the consolidated balance sheet of the Company’s significant derivative instruments (in thousands):

	Years Ended December 31,
	2025				2024
	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Other Non-Current Liabilities
Interest rate swaps (1)	$—	$4,680	$122	$180	$1,083	$16,640	$92
Foreign exchange contracts	129	—	884	—	2,339	—	$—
Total	$129	$4,680	$1,006	$180	$3,422	$16,640	$92

(1) The Company estimates that $4.8 million of unrealized gains will be reclassified from accumulated other comprehensive income (loss) into earnings in the next 12 months.
The following tables present the effects of derivative instruments by contract type in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive income (in thousands):

	Unrealized Gain (Loss) Recognized in AOCI (1)			Gain (Loss) Reclassified from AOCI to Earnings (2)			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2025	2024	2023	2025	2024	2023
Interest rate swaps	$(3,648)	$13,365	$4,917	$9,605	$16,688	$15,640	Interest Expense

(1) The tax (benefit) expense on the (loss) gain recognized in AOCI for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $(0.9) million, $3.3 million and $1.2 million, respectively.

(2) The tax expense on the gain reclassified from AOCI to earnings for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $2.4 million, $4.2 million and $3.9 million, respectively.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$4,680	$—	$4,680	$—	$17,723	$—	$17,723
Foreign exchange contracts	—	129	—	129	—	2,339	—	2,339
Supplemental Retirement Plan assets	10,405	—	—	10,405	7,741	—	—	7,741
Liabilities:
Interest rate swaps	$—	$302	$—	$302	$—	$92	$—	$92
Foreign exchange contracts	—	884	—	884	—	—	—	—
Supplemental Retirement Plan liabilities	10,405	—	—	10,405	7,741	—	—	7,741
The estimated fair value of the long-term debt and related current maturities (excluding finance leases and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The Company's short-term investments are held-to-maturity fixed income securities and carried at amortized cost.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments (1)
Commercial paper	$69,462	$69,462	$—	$—
Liabilities:
Long-term debt and related current maturities	$955,000	$960,969	$965,000	$970,433

(1) The Company held $69.5 million in held-to-maturity debt securities with maturity dates within one year. The fair value of the Company's held-to-maturity debt securities approximates their amortized cost.

Note 12. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company's CODM is the President and Chief Executive Officer. The Company determined its reportable segments based on how the Company’s CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM uses segment income in assessing performance of and allocating resources to the reportable segments. Segment income is defined as net sales less cost of sales, less segment selling, general and administrative expense (“SG&A”) and research development and engineering expense (“RD&E”), excluding acquisition and restructuring related expense, as well as amortization of intangible assets recorded within SG&A expense.
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

The Company sells its products primarily through distributors and retailers. Financial information by reportable segment is included in the following summary (in thousands):

	Year Ended December 31, 2025
	North America	Europe & Rest of World	Total
External net sales	$959,158	$162,997	$1,122,155

Significant Segment Expenses
Cost of sales	480,252	103,213	583,465
Segment selling, general and administrative expense	168,270	31,921	200,191
Research, development and engineering expense	25,878	1,323	27,201
Segment income	284,758	26,540	311,298

Capital expenditures (1)	27,986	1,907	29,893
Depreciation and amortization (1)(2)	26,530	1,761	28,291
Intersegment sales	20,464	776	21,240
(1) Capital expenditures and depreciation associated with Corporate are not included in these totals. (2) Amortization expense excluded from segment income is not included in these totals.

	Year Ended December 31, 2024
	North America	Europe & Rest of World	Total
External net sales	$895,498	$156,108	$1,051,606

Significant Segment Expenses
Cost of sales	462,224	102,406	564,630
Segment selling, general and administrative expense	147,020	30,811	177,831
Research, development and engineering expense	24,519	1,259	25,778
Segment income	261,735	21,632	283,367

Capital expenditures (1)	24,699	2,144	26,843
Depreciation and amortization (1)(2)	24,974	1,215	26,189
Intersegment sales	19,171	157	19,328
(1) Capital expenditures and depreciation associated with Corporate are not included in these totals. (2) Amortization expense excluded from segment income is not included in these totals.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Year Ended December 31, 2023
	North America	Europe & Rest of World	Total
External net sales	$823,276	$169,176	$992,452

Significant Segment Expenses
Cost of sales	457,382	105,626	563,008
Segment selling, general and administrative expense	127,057	28,897	155,954
Research, development and engineering expense	23,412	1,135	24,547
Segment income	215,425	33,518	248,943

Capital expenditures (1)	25,879	1,633	27,512
Depreciation and amortization (1)(2)	21,328	940	22,268
Intersegment sales	13,964	215	14,179
(1) Capital expenditures and depreciation associated with Corporate are not included in these totals. (2) Amortization expense excluded from segment income is not included in these totals.

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Years Ended December 31,
	2025	2024	2023
Total segment income	$311,298	$283,367	$248,943
Corporate expense, net	46,701	39,316	30,147
Acquisition and restructuring related expense	3,886	6,464	13,213
Amortization of intangible assets	27,461	28,800	30,361
Operating income	233,250	208,787	175,222
Interest expense, net	50,282	62,163	73,584
Loss on debt extinguishment	—	4,926	—
Other (income) expense, net	(1,669)	(2,484)	551
Total other expense	48,613	64,605	74,135
Income from operations before income taxes	$184,637	$144,182	$101,087

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 13. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$151,570	$118,655	$80,687

Weighted average number of common shares outstanding, basic	216,593,972	215,028,683	213,144,063
Effect of dilutive securities(a)	5,631,805	6,341,505	7,544,553
Weighted average number of common shares outstanding, diluted	222,225,777	221,370,188	220,688,616

Earnings per share attributable to common stockholders, basic	$0.70	$0.55	$0.38
Earnings per share attributable to common stockholders, diluted	$0.68	$0.54	$0.37

(a) For the years ended December 31, 2025, 2024, and 2023 there were potential common shares totaling approximately 1.8 million, 2.5 million, and 2.8 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
As of December 11, 2024, during the discovery phase of litigation in which the Company was one of several named defendants, the Company reached a mutual understanding to settle its liability in a wrongful death lawsuit related to a discontinued product. The resolution included a payment in the amount of $22.0 million during the three months ended September 27, 2025, which was paid entirely by the Company’s insurance carriers pursuant to agreement among the Company and its insurance carriers. At least one co-defendant has not settled, and full and final resolution thus remains pending and appealable. The Company does not anticipate future financial obligation.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval, and on January 23, 2026, lead plaintiff moved the Court for preliminary approval of the settlement. The Securities Class Action seeks monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et. al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”, and together with the Heicklen and Hertzog Actions, the “Derivative Actions”). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), 29(B) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett Action, defendants’ time to respond to the complaint has not yet commenced.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. With respect to the Securities Class Action, the Company has recorded a loss contingency of $19.9 million and insurance receivables of $17.3 million related to the settlement in principle described above, which are recorded within other current assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible range of financial obligation that we may incur to resolve the Derivative Actions. Additional expenses incurred, if any, related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.
The Company participates in customs duty drawback programs that provide for the refund of certain import duties, taxes, and fees paid on imported material that is subsequently exported. Such recoveries are subject to review, audit, and final liquidation by customs authorities and require compliance with statutory filing deadlines and documentation requirements. In connection with desk audits conducted by U.S. Customs and Border Protection (“CBP”) during the fourth quarter of 2025 the Company recorded a $5.2 million charge to cost of sales related to certain prior-year drawback claims that were required to be refunded to CBP as a result of claim liquidation. Although we do not currently estimate any additional duty drawback claims related to the current year or prior years to be refunded to CBP, we continue to assess our obligations. Future recoveries of these claims, if any, may differ from amounts previously estimated.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 15. Leases
The Company’s operating and finance lease portfolio primarily consists of manufacturing and warehouse space, office space, IT equipment, office equipment, manufacturing equipment and vehicles. Operating lease ROU assets are presented within other non-current assets. The current portion of operating lease liabilities are presented within accrued expenses and other liabilities, and the non-current portion of operating lease liabilities are presented within other non-current liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment - net, and the finance lease obligations are included in current portion of long-term debt and in long-term debt on the consolidated balance sheets.
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
The following lease cost is included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease cost (a)
Operating leases cost	$14,412	$12,413
Amortization of ROU assets	1,001	835
Interest on lease liabilities	142	133
Finance leases cost	1,143	968
Total lease cost	$15,555	$13,381

(a) With the exception of interest on lease liabilities, the Company records lease costs to cost of sales or selling, general and administrative expense on the consolidated statements of operations, depending on the use of the leased asset. Interest on lease liabilities are recorded to interest expense, net on the consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,052	$11,881
Operating cash flows from finance leases	141	132
Financing cash flows from finance leases	1,965	1,969
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,601	$5,871
Finance leases	3,171	1,046

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Supplemental balance sheet information related to leases as of December 31, 2025 was as follows (in thousands):

	December 31,
	2025	2024
Operating leases
Other non-current assets	$54,242	$55,809
Accrued expenses and other liabilities	10,048	8,673
Other non-current liabilities	51,351	54,766
Total operating lease liabilities	61,399	63,439
Finance leases
Property, plant and equipment	4,262	8,936
Accumulated depreciation	(588)	(2,892)
Property, plant and equipment, net	3,674	6,044

Current maturities of long-term debt	839	1,753
Long-term debt	2,800	695
Total finance lease liabilities	$3,639	$2,448
Weighted average information:

	December 31,
	2025	2024
Finance leases
Remaining lease term (in years)	4.13	1.94
Discount rate	5.63%	4.68%
Operating leases
Remaining lease term (in years)	7.97	8.90
Discount rate	4.80%	4.80%
As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$12,750	$982
2027	9,728	1,050
2028	8,614	942
2029	8,175	698
2030	7,114	423
Thereafter	27,455	—
Total lease payments	73,836	4,095
Less: interest	(12,437)	(456)
Total	$61,399	$3,639

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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
Dividends paid
For the years ended December 31, 2025 and December 31, 2024, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
On July 28, 2025, the Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of common stock, which authorization expires on July 28, 2028.
During the year ended December 31, 2025, the Company repurchased 250,000 shares of Common Stock in the open market at an average price per share of $15.63, for an aggregate consideration of approximately $3.9 million, as part of the Share Repurchase Program. As of December 31, 2025, $446.1 million remained available for additional share repurchases under the program.

Note 17. Stock-based Compensation
Stock-based compensation expense recorded in the consolidated statements of operations for equity-classified stock-based awards was $13.4 million, $10.6 million, and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has established two equity incentive plans as described below.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, up to 13,737,500 shares of Common Stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan. As of December 31, 2025, there were 9,455,556 shares available for future issuance under the 2021 Plan.
Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Performance-Based Restricted Stock Units
The Company utilizes performance-based restricted stock units (“PSUs”) as part of its equity awards program for certain senior management and executive officers. The vesting of the PSUs granted during 2025 is tied to net revenue growth, adjusted EBITDA margin and return on gross invested capital, with relative weightings of 50%, 30% and 20%, respectively, subject to a modifier of up to plus or minus 15% based on the Company's total shareholder return over a three year performance period. The vesting of the PSUs granted during 2024 is tied to adjusted EBITDA margin, gross profit margin and return on gross invested capital in 2024, with relative weightings of 40%, 40% and 20%, respectively, subject to a modifier of up to plus or minus 15% based on the Company’s absolute total shareholder return over a three year performance period. The vesting of the PSUs granted during 2023 is tied to return on gross invested capital and adjusted EBITDA margin with a relative weighting of 50% each.
The PSUs are generally measured over three year performance periods with a minimum of 50% of the target awarded PSUs to be earned for threshold performance and a maximum of 200% of the target awarded PSUs to be earned for maximum performance. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The following table summarizes activity for PSUs under the 2021 Plan:

	Number of Shares	Weighted- average grant date fair value
Outstanding as of December 31, 2024	517,992	$13.94
Granted	277,534	15.32
Forfeited	(30,852)	14.54
Vested and converted to common	—
Outstanding as of December 31, 2025	764,674	14.70
At December 31, 2025 total unrecognized compensation cost related to the performance based stock units granted under the 2021 plan is estimated to be $6.5 million, to be recognized over a weighted-average period of 1.79 years.
The Company determined the fair value of the 2025 and 2024 PSUs, which included a modifier based on total shareholder return, at the date of grant using a Monte Carlo simulation.
The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value per share of PSUs granted during the year	$15.32	$14.20	$11.81
Assumptions:
Risk-free interest rate	3.95%	4.38%	n/a
Expected dividend yield	—%	—%	n/a
Expected volatility	42.84%	46.19%	n/a
The simulation term used was the time period from the date of grant to the end of the performance period for the award. The risk-free interest rate was based on the U.S. Treasury yield curve at date of grant over the simulation term. The expected volatility was based upon the Company's stock price with a look-back period equal to the simulation term. The dividend yield is zero as the Company does not issue a dividend.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Time-based Stock Options
The following table summarizes activity for stock options under the 2021 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,465,800	$15.60	6.84	$2,554
Granted	—	—
Exercised	(16,803)	11.74		60
Forfeited	(55,435)	15.31
Outstanding as of December 31, 2025	2,393,562	15.62	5.79	2,551
Options exercisable as of December 31, 2025	2,187,412	15.98	5.76	1,800
Options expected to vest as of December 31, 2025	206,150	11.81	6.17	750
The Company determined the fair value of these time-based stock options at the date of grant using the Black-Scholes option-pricing model. The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value per share of options granted during the year	$—	$—	$4.73
Assumptions:
Risk-free interest rate	n/a	n/a	4.26%
Expected life (years)	n/a	n/a	6
Expected dividend yield	n/a	n/a	—%
Expected volatility	n/a	n/a	32.3%
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
At December 31, 2025, the total unrecognized compensation cost related to the stock options granted under the 2021 Plan was $0.2 million, to be recognized over a weighted-average period of 0.25 years.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised during the year	$60	$15	$3

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Time-based Restricted Stock Units
The following table summarizes activity for time-based restricted stock units under the 2021 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2024	1,197,660	$13.52
Granted	689,737	14.65
Forfeited	(60,985)	13.67
Vested and converted to common	(452,976)	13.52
Outstanding as of December 31, 2025	1,373,436	14.09

At December 31, 2025, the total unrecognized compensation cost related to restricted stock units granted under the 2021 Plan was $12.2 million, to be recognized over a weighted-average period of 2.2 years.
The total fair value of restricted stock awards vested was $6.1 million and $4.0 million in the years ended 2025 and 2024, respectively.
The following table presents the weighted-average fair value of time-based restricted stock units granted during the year:

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value per share of time-based restricted stock units granted during the year	$14.65	$14.17	$11.62
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
As of December 31, 2025, there were 4,650,126 outstanding options under the 2017 Plan. No future awards will be made under the 2017 Plan following the Company’s IPO. Shares underlying awards under the 2017 Plan that expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant as available for future awards under the 2021 Plan (as described above).

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Time-Based Stock Options
The following table summarizes activity for time-based stock options under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,550,392	$1.24	4.47	$35,829
Exercised	(1,089,255)	1.22		15,154
Forfeited	—	—
Outstanding as of December 31, 2025	1,461,137	1.25	1.25	20,745
Options exercisable as of December 31, 2025	1,461,137	1.25	1.25	20,745
Options expected to vest as of December 31, 2025	—	—	—	—
The total intrinsic value of options exercised was $15.2 million, $13.6 million and $14.3 million in the years ended 2025, 2024 and 2023, respectively. As of December 31, 2025, there is no remaining unrecognized compensation cost related to time-based stock options.
No stock options under the 2017 Plan were granted during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised during the year	$15,154	$13,553	$14,259
Stock Options with Market and Performance Conditions
The following table summarizes activity for stock options with market and performance conditions under the 2017 Plan (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,443,416	$1.24	4.54	$48,368
Exercised	(254,427)	0.65		4,033
Forfeited	—	—
Outstanding as of December 31, 2025	3,188,989	1.29	3.69	45,152
Options exercisable as of December 31, 2025	3,188,989	1.29	3.69	45,152
Options expected to vest as of December 31, 2025	—	—	—	—
The performance criteria for these awards was met on March 26, 2021 upon the completion of the Company’s initial public offering. As such, all performance-based stock options vested in 2021 and the Company recognized the related stock-based compensation expense in the year ended 2021. As of December 31, 2025, there is no remaining unrecognized compensation cost related to performance-based stock options.
No stock options under the 2017 Plan were granted during the year ended December 31, 2025, December 31, 2024 and December 31, 2023.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The following table presents the aggregate intrinsic value of options exercised during the year (in thousands):

	Years Ended December 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised during the year	$4,033	$3,023	$11,340

Note 18. Retirement Plans
The Company maintains the Hayward Industries Retirement Plan (the “Retirement Plan”), a defined-contribution 401(k) plan, for substantially all of its U.S. employees. Under the Retirement Plan the Company contributes 3% of compensation as a non-elective contribution, to eligible employees, regardless of employee deferrals, and an additional non-elective contribution between 1 to 3% of compensation, based on age, for employees that were hired before January 1, 1996. To be eligible to receive the Company contribution, an employee must have been with the Company for one year and completed at least 1,000 hours of service. Additionally, the Retirement Plan allows employees to elect to defer up to 60% of their compensation on a pre-tax basis (not to exceed the IRS maximum), unless they are projected to be age 50 or older by the end of the taxable year. The Company matches 50% of each participant’s deferral contribution, in an amount up to 6% of the employee’s deferral. The Company’s contribution to the Retirement Plan was approximately $6.9 million, $6.0 million and $5.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also maintains the Supplemental Retirement Plan. The Supplemental Retirement Plan allows key executives to contribute up to 25% of their base salary and up to 100% of their annual bonus (as defined in the Supplemental Retirement Plan). The Company matches 100% of an eligible employee’s deferral in an amount up to 9% of the employee’s eligible compensation contributed to the Supplemental Retirement Plan. The employer contributions vest immediately. The employer contribution was approximately $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The value of investments related to the Supplemental Retirement Plan is included in other assets and a corresponding liability to participants is recorded in other liabilities. The following table presents the fair values of the related investments (in thousands):

	Years Ended December 31,
	2025	2024
Value of investments related to Supplemental Retirement Plan	$10,405	$7,741

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 19. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Business restructuring costs	$540	$2,187	$12,419
Acquisition transaction and integration costs	3,346	4,277	794
Total	$3,886	$6,464	$13,213
Restructuring
During the year ended December 31, 2025, the Company incurred $0.4 million of costs related to restructuring actions in E&RW that began during the fourth quarter of 2024. The actions included termination benefits associated with a reduction-in-force and consolidation of facilities. The total costs incurred to execute these restructuring actions are $1.3 million.
During the year ended December 31, 2025, the Company incurred a reduction in expense of $0.2 million to finalize the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The finalized total cost to execute the program was $5.7 million.
During the third quarter of 2023, the Company initiated programs to centralize and consolidate operations and professional services in Europe. For the year ended December 31, 2024, the Company incurred $0.8 million of expense related to the programs. The total costs incurred to execute the programs were $3.2 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2025 Activity
	Liability as of January 1, 2025	Costs Recognized	Cash Payments	Liability as of December 31, 2025
One-time termination benefits	$1,534	$264	$(967)	$831
Facility-related	—	203	(194)	9
Other	28	73	(93)	8
Total	$1,562	$540	$(1,254)	$848

		2024 Activity
	Liability as of January 1, 2024	Costs Recognized	Cash Payments	Non-cash charges	Liability as of December 31, 2024
One-time termination benefits	$2,353	$1,402	$(2,221)	$—	$1,534
Facility-related	—	185	(185)	—	—
Other	6	600	(645)	67	28
Total	$2,359	$2,187	$(3,051)	$67	$1,562

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

		2023 Activity
	Liability as of January 1, 2023	Costs Recognized	Cash Payments	Non-cash charges	Liability as of December 31, 2023
One-time termination benefits	$2,422	$5,049	$(5,118)	$—	$2,353
Facility-related	—	108	(108)	—	—
Other	—	7,262	(536)	(6,720)	6
Total	$2,422	$12,419	$(5,762)	$(6,720)	$2,359

Restructuring costs are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations, while the restructuring liability is included as a component of accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
The consideration paid net of cash acquired was $55.2 million. The purchase price was funded with cash on hand. For the year ended December 31, 2025, transaction and integration expenses recognized for the acquisition were $3.3 million. These expenses are included within acquisition and restructuring related costs on the Company’s consolidated statements of operations. The acquisition accounting was complete as of December 31, 2024.

Note 20. Related-Party Transactions
During the year ended December 31, 2025 and December 31, 2024, the Company did not incur any significant related-party transactions.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 21. Condensed Financial Information of Registrant (Parent Company Only)

Hayward Holdings, Inc. balance sheets are as follows (in thousands, except per share data):

	December 31,
	2025	2024
Assets
Current Assets
Prepaid and other current assets	$—	$433
Total current assets	—	433
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	1,603,110	1,432,227
Total non-current assets	1,603,110	1,432,227
Total assets	$1,603,110	$1,432,660
Liabilities and Stockholders’ Equity
Current liabilities
Intercompany liabilities	$10,102	8,538
Accrued expenses	—	91
Short term notes payable	—	384
Total current liabilities	10,102	9,013
Total liabilities	10,102	9,013
Stockholders' equity
Common stock $0.001 par value, 750,000,000 authorized; 246,272,783 issued and 217,356,414 outstanding at December 31, 2025; 244,444,889 issued and 215,778,520 outstanding at December 31, 2024	247	245
Additional paid-in capital	1,109,522	1,093,468
Treasury stock	(363,182)	(358,133)
Retained earnings	851,134	699,564
Accumulated other comprehensive loss	(4,713)	(11,497)
Total stockholders’ equity	1,593,008	1,423,647
Total liabilities and stockholders’ equity	$1,603,110	$1,432,660

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Hayward Holdings, Inc. statements of operations and comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Equity income in subsidiaries	$153,090	$121,118	$83,372
Selling, general, and administrative expense	1,506	2,418	2,685
Other expense, net	14	45	—
Income from operations before income taxes	151,570	118,655	80,687
Income tax expense (benefit)	—	—	—
Net income	$151,570	$118,655	$80,687
Comprehensive income, net of tax
Net income	$151,570	$118,655	$80,687
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0, and $0, respectively	16,724	(16,172)	5,101
Change in fair value of derivatives, net of tax expense (benefit) of $(3,313), $(831), and $(2,681), respectively	(9,940)	(2,492)	(8,042)
Comprehensive income	$158,354	$99,991	$77,746
Hayward Holdings, Inc. statement of cash flows are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net cash used in operating activities	$(1,440)	$(2,119)	$(2,183)
Cash flows from investing activities
Distributions received from subsidiaries	6,913	3,892	4,652
Capital contributions to subsidiaries	(2,667)	(3,038)	(3,467)
Net cash provided by investing activities	4,246	854	1,185
Cash flows from financing activities
Purchases of common stock for treasury	(5,049)	(378)	(340)
Proceeds from issuance of short-term debt	—	1,057	1,614
Payments of short-term debt	(424)	(1,395)	(2,129)
Proceeds from issuance of stock	2,667	1,981	1,853
Net cash (used in) provided by financing activities	(2,806)	1,265	998

Change in cash and cash equivalents and restricted cash	—	—	—
Cash and cash equivalents and restricted cash, beginning of year	—	—	—
Cash and cash equivalents and restricted cash, end of year	$—	$—	$—
Basis of Presentation
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Hayward Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Hayward Holdings, Inc.’s operating subsidiaries to pay dividends is restricted by the credit agreements governing the subsidiaries’ credit facilities. Under the credit agreements, dividends may only be paid to Hayward Holdings, Inc. for corporate overhead expenses and otherwise pursuant to customary dollar baskets and a portion of equity proceeds among other things, subject to satisfying minimum availability requirements for borrowings under the asset based revolving credit agreement and the absence of certain defaults, and an unlimited amount under the term loan

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
credit agreements subject to Hayward Industries, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis. As of December 31, 2025, the restricted net assets totaled approximately $551 million under the credit agreements.
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

Note 22. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive Income, Net of Taxes
Balance at December 31, 2022	$(13,649)	$23,757	$10,108
Other comprehensive income before reclassifications	5,101	4,917	10,018
Amounts reclassified from accumulated other comprehensive income	—	(15,640)	(15,640)
Net current period other comprehensive income (loss)	5,101	(10,723)	(5,622)
Tax amounts	—	2,681	2,681
Balance at December 31, 2023	(8,548)	15,715	7,167
Other comprehensive (loss) income before reclassifications	(16,172)	13,365	(2,807)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(16,688)	(16,688)
Net current period other comprehensive loss	(16,172)	(3,323)	(19,495)
Tax amounts	—	831	831
Balance at December 31, 2024	(24,720)	13,223	(11,497)
Other comprehensive income (loss) before reclassifications	16,724	(3,648)	13,076
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9,605)	(9,605)
Net current period other comprehensive income (loss)	16,724	(13,253)	3,471
Tax amounts	—	3,313	3,313
Balance at December 31, 2025	$(7,996)	$3,283	$(4,713)

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Note 23. Selected Quarterly Financial Data (unaudited)
The effects of the warranty presentation change out of selling, general and administrative expense and into cost of sales, as described in Note 2. “Significant Accounting Policies”, on the consolidated statement of operations for fiscal quarters in fiscal years 2025 and 2024 are summarized in the tables below:

(Dollars in thousands)	2025 Consolidated - As Reported
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$115,466	$141,764	$119,200
Gross profit	113,375	157,839	125,136
Selling, general and administrative expense	65,117	71,893	69,803

(Dollars in thousands)	2025 Consolidated - After Change in Presentation (1)
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$123,588	$152,149	$127,635
Gross profit	105,253	147,454	116,701
Selling, general and administrative expense	56,995	61,508	61,368
(1) For the three months ended December 31, 2025, $12.7 million of warranty costs were presented within cost of sales on the unaudited condensed consolidated statement of operations.

(Dollars in thousands)	2024 Consolidated - As Reported
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$107,990	$139,306	$114,474	$159,079
Gross profit	104,579	145,087	113,095	167,996
Selling, general and administrative expense	60,014	63,155	64,509	73,250

(Dollars in thousands)	2024 Consolidated - After Change in Presentation
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$116,210	$150,971	$123,668	$173,781
Gross profit	96,359	133,422	103,901	153,294
Selling, general and administrative expense	51,794	51,490	55,315	58,548

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The following tables show the adjustment of the warranty presentation change to our North America segment significant segment expenses impacted by the change including cost of sales and segment selling, general and administrative expense for fiscal quarters in fiscal year 2025 and 2024, respectively.

(Dollars in thousands)	2025 North America - As Reported
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$88,333	$114,615	$98,223
Segment selling, general and administrative expense	49,625	51,390	47,831

(Dollars in thousands)	2025 North America - After Change in Presentation (1)
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$95,826	$124,335	$106,141
Segment selling, general and administrative expense	42,132	41,670	39,913
(1) For the three months ended December 31, 2025, $12.1 million of warranty costs were presented within cost of sales within the NAM segment.

(Dollars in thousands)	2024 North America - As Reported
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$83,552	$113,683	$93,092	$130,896
Segment selling, general and administrative expense	44,161	46,325	44,200	53,335

(Dollars in thousands)	2024 North America - After Change in Presentation
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$91,069	$124,488	$101,695	$144,972
Segment selling, general and administrative expense	36,644	35,520	35,597	39,259

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
The following tables show the adjustment of the warranty presentation change to our Europe & Rest of World segment significant segment expenses impacted by the change including cost of sales and segment selling, general and administrative expense for fiscal quarters in fiscal year 2025 and 2024, respectively.

(Dollars in thousands)	2025 Europe & Rest of World - As Reported
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$27,133	$27,149	$20,977
Segment selling, general and administrative expense	7,772	9,358	8,549

(Dollars in thousands)	2025 Europe & Rest of World - After Change in Presentation (1)
	Three months ended
	March 29, 2025	June 28, 2025	September 27, 2025
Cost of sales	$27,762	$27,814	$21,494
Segment selling, general and administrative expense	7,143	8,693	8,032
(1) For the three months ended December 31, 2025, $0.6 million of warranty costs were presented within cost of sales within the ER&W segment.

(Dollars in thousands)	2024 Europe & Rest of World - As Reported
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$24,438	$25,623	$21,382	$28,183
Segment selling, general and administrative expense	8,338	9,019	8,402	7,832

(Dollars in thousands)	2024 Europe & Rest of World - After Change in Presentation
	Three months ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
Cost of sales	$25,141	$26,483	$21,973	$28,809
Segment selling, general and administrative expense	7,635	8,159	7,811	7,206

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On December 8, 2025, Eifion Jones, our Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 202,500 shares of our common stock. Sales may be made under this trading plan through August 28, 2026, for a duration of 263 days.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the audit committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Security Ownership And Related Information,” “Corporate Governance—Board Committees,” “Corporate Governance-—Director Engagement,” “Other Governance Policies & Practices,” “Other Policies & Practices - Insider Trading Policy, Hedging and Pledging Policies, Derivatives Trading,” and “Director Nominees” in our definitive proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference and under “Information about our Executive Officers” within this Annual Report on Form 10-K .
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

Item 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (except for the information under the subheading “Pay versus Performance Disclosure”), “Corporate Governance—Non-Employee Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference. The information set forth under the caption “Compensation Committee Report” in our definitive proxy statement for the 2026 annual meeting of stockholders is furnished herein by reference.

Hayward Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference.
The table below contains information as of December 31, 2025, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,181,798	$6.15	9,455,556
Equity compensation plans not approved by security holders	—	—	—
Total	9,181,798	$6.15	9,455,556

(1) Column (b) relates to stock options and does not include any exercise price for restricted share awards and restricted stock units because the value of such equity awards is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning transactions with related persons and the independence of our directors is set forth under the captions, “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference.

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

4.2	Form of Common Stock Certificate (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
4.3	Description of Registered Securities (previously filed as Exhibit 4.3 to the Form 10-K filed on February 27, 2025 and incorporated herein by reference).
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

10.13
Receivables Purchase Agreement, dated July 3, 2024, between Hayward Industries, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the Form 8-K filed on July 9, 2024 and incorporated herein by reference).

10.14+
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

10.19+	Hayward Holdings, Inc. 2021 Equity Incentive Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.20+	Form of Restricted Stock Unit Agreement under the Registrant's 2021 Plan (Revised 2025) (previously filed as Exhibit 10.1 to the Form 10-Q filed May 1, 2025 and incorporated herein by reference).
10.21+
Form of Non-Statutory Stock Option Agreement under the Registrant’s 2021 Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).

10.22+	Form of Performance Stock Unit Agreement under the Registrant's 2021 Plan (Revised 2025) (previously filed as Exhibit 10.2 to the Form 10-Q filed May 1, 2025 and incorporated herein by reference).

10.23+	Hayward Holdings, Inc. 2021 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.24+	Hayward Holdings, Inc. 2021 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
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

10.27+
Relocation Agreement, dated as of November 14, 2023, between Hayward Industries, Inc. and Kevin P. Holleran (previously filed as Exhibit 10.24 to the Form 10-K filed on February 29, 2024 and incorporated herein by reference).

10.28+
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

10.31+
Employment Agreement, by and among Hayward Industries, Inc., the Registrant and Eric Sejourne, dated February 7, 2024 (previously filed as Exhibit 10.30 to the Form 10-K filed on February 27, 2025 and incorporated herein by reference).

10.32+	Form of Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
10.33+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-253184) and incorporated herein by reference).
18.1*	Preferability Letter of PricewaterhouseCoopers LLC
19.1	Hayward Holdings, Inc. Insider Trading Policy (previously filed as Exhibit 19.1 to the Form 10-K filed on February 27, 2025 and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
97.1	Hayward Holdings, Inc. Incentive-Based Compensation Recovery Policy (previously filed as Exhibit 97.1 to the Form 10-K filed on February 29, 2024 and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and             Item 601 of Regulation S-K of the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026

HAYWARD HOLDINGS, INC.
By: /s/ Eifion Jones
                            Eifion Jones
Senior Vice President & Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Holleran	President and	February 25, 2026
Chief Executive Officer
Kevin Holleran	(Principal Executive Officer) and Director
/s/ Eifion Jones	Senior Vice President and	February 25, 2026
Chief Financial Officer
Eifion Jones	(Principal Financial Officer and Principal Accounting Officer)
/s/ Kevin D. Brown	Director	February 25, 2026
Kevin D. Brown*
/s/ Diane Dayhoff	Director	February 25, 2026
Diane Dayhoff*
/s/ Stephen Felice	Director	February 25, 2026
Stephen Felice*
/s/ Ronald Keating	Director	February 25, 2026
Ronald Keating*
/s/ Lawrence Silber	Director	February 25, 2026
Lawrence Silber*
/s/ Arthur Soucy	Director	February 25, 2026
Arthur Soucy*

/s/ Lori Walker	Director	February 25, 2026
Lori Walker*
/s/ Ed Ward	Director	February 25, 2026
Ed Ward*
*By: /s/ Susan M. Canning
Susan M. Canning, Attorney-in-Fact