Form 10-Q
period 2026-03-28
Hayward Holdings, Inc.
filed 2026-04-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number: 001-40208
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

The registrant had outstanding 216,962,992 shares of common stock as of April 27, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hayward Holdings, Inc. (“Hayward,” the “Company,” “we,” “our” or “us”) contains certain “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. Such forward-looking statements relating to us are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These forward-looking statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “should,” “could,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and actual results may differ materially from the expectations we describe in our forward-looking statements.
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
•other risks related to our indebtedness, corporate structure and ownership of our common stock; and
•other factors set forth in the respective “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 28, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$135,794	$329,648
Short-term investments	94,935	69,462
Accounts receivable, net of allowances of $1,614 and $1,931, respectively	430,878	280,161
Inventories, net	229,032	210,739
Prepaid expenses	14,702	19,500
Income tax receivable	—	656
Other current assets	42,927	41,080
Total current assets	948,268	951,246
Property, plant and equipment, net of accumulated depreciation of $130,634 and $125,807, respectively	165,466	164,560
Goodwill	949,778	951,197
Trademark	736,000	736,000
Customer relationships, net	172,865	178,126
Other intangibles, net	85,854	88,899
Other non-current assets	77,352	80,956
Total assets	$3,135,583	$3,150,984
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$11,053	$13,261
Accounts payable	86,097	77,007
Accrued expenses and other liabilities	178,408	224,222
Income taxes payable	15,231	8,754
Total current liabilities	290,789	323,244
Long-term debt, net	942,756	943,547
Deferred tax liabilities, net	227,734	227,449
Other non-current liabilities	62,570	63,736
Total liabilities	1,523,849	1,557,976
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of March 28, 2026 and December 31, 2025	—	—
Common stock $0.001 par value, 750,000,000 authorized; 246,928,772 issued and 217,662,403 outstanding at March 28, 2026; 246,272,783 issued and 217,356,414 outstanding at December 31, 2025	247	247
Additional paid-in capital	1,113,530	1,109,522
Common stock in treasury; 29,266,369 and 28,916,369 at March 28, 2026 and December 31, 2025, respectively	(370,720)	(363,182)
Retained earnings	874,493	851,134
Accumulated other comprehensive loss	(5,816)	(4,713)
Total stockholders’ equity	1,611,734	1,593,008
Total liabilities and stockholders’ equity	$3,135,583	$3,150,984

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$255,216	$228,841
Cost of sales	136,515	123,588
Gross profit	118,701	105,253
Selling, general and administrative expense	62,586	56,995
Research, development and engineering expense	6,756	5,986
Acquisition and restructuring related expense	505	1,926
Amortization of intangible assets	6,366	6,835
Operating income	42,488	33,511
Interest expense, net	11,507	13,651
Loss on debt extinguishment	201	—
Other expense, net	666	1,179
Total other expense	12,374	14,830
Income from operations before income taxes	30,114	18,681
Provision for income taxes	6,755	4,348
Net income	$23,359	$14,333

Earnings per share
Basic	$0.11	$0.07
Diluted	$0.11	$0.06

Weighted average common shares outstanding
Basic	217,359,824	215,962,018
Diluted	222,423,409	221,851,399

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended
	March 28, 2026			March 29, 2025
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$23,359			$14,333
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,923)	—	(2,923)	3,729	—	3,729
Net change on cash flow hedges	2,427	(607)	1,820	(6,250)	1,562	(4,688)
Comprehensive income			$22,256			$13,374

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	217,356,414	$247	$1,109,522	$(363,182)	$851,134	$(4,713)	$1,593,008
Net income	—	—	—	—	23,359	—	23,359
Stock-based compensation	—	—	3,624	—	—	—	3,624
Issuance of common stock	655,989	—	384	—	—	—	384
Repurchase of common stock	(350,000)	—	—	(5,851)	—	—	(5,851)
Taxes paid for net share settlement of equity awards	—	—	—	(1,687)	—	—	(1,687)
Other comprehensive loss	—	—	—	—	—	(1,103)	(1,103)
Balance as of March 28, 2026	217,662,403	$247	$1,113,530	$(370,720)	$874,493	$(5,816)	$1,611,734

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of common stock	425,617	—	416	—	—	—	416
Repurchase of common stock	—	—	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities
Net income	$23,359	$14,333
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	5,949	6,263
Amortization of intangible assets	8,181	8,535
Amortization of deferred debt issuance fees	826	837
Stock-based compensation	3,624	2,935
Deferred income taxes (benefit)	(273)	(709)
Allowance for credit losses	(282)	(5)
Loss on sale/disposal of property, plant and equipment	689	11
Changes in operating assets and liabilities
Accounts receivable	(151,601)	(13,931)
Inventories	(18,915)	(14,977)
Other current and non-current assets	6,174	7,918
Accounts payable	9,220	13,519
Accrued expenses and other liabilities	(37,588)	(30,579)
Net cash used in operating activities	(150,637)	(5,850)

Cash flows from investing activities
Purchases of property, plant, and equipment	(7,132)	(5,517)
Software development costs	(152)	(595)
Proceeds from sale of property, plant, and equipment	—	1
Purchases of short-term investments	(84,880)	—
Proceeds from short-term investments	60,000	—
Net cash used in investing activities	(32,164)	(6,111)

Cash flows from financing activities
Payments of long-term debt	(3,384)	(590)
Payments of short-term notes payable	—	(1,788)
Purchase of common stock	(5,851)	—
Taxes paid for net share settlement of equity awards	(1,687)	(993)
Other, net	(43)	(364)
Net cash used in financing activities	(10,965)	(3,735)

Effect of exchange rate changes on cash and cash equivalents	(88)	440
Change in cash and cash equivalents	(193,854)	(15,256)
Cash and cash equivalents, beginning of period	329,648	196,589
Cash and cash equivalents, end of period	$135,794	$181,333

Supplemental disclosures of cash flow information:
Cash paid-interest	$9,248	$9,826
Cash paid-income taxes, net of refunds	(126)	151

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$1,891	$2,232
Equipment financed under finance leases	—	103

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operations and Organization
Hayward Holdings, Inc. (“Hayward,” the “Company,” “we,” “our” or “us”) is a leading global specialty water management company focused on designing and manufacturing pool and outdoor living technology and industrial flow control products. The Company has seven manufacturing facilities worldwide, which are located in North Carolina, Georgia, Tennessee, Rhode Island, Spain (two) and China, and other facilities in the United States, Canada, France and Australia. Cash flow is impacted by the seasonality of the swimming pool business. Cash flow is usually higher in the second and third quarters due to terms of sale to our customers.
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. We had one fewer working day for the three months ended March 28, 2026 compared to the three months ended March 29, 2025.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Hayward Holdings, Inc. and its direct wholly owned subsidiary, Hayward Intermediate, Inc., are holding companies with no other operations, material assets or liabilities other than the ownership by Hayward Intermediate, Inc. of all of the equity interests in Hayward Industries, Inc., which is the borrower under our First Lien Term Facility and ABL Revolving Credit Facility (collectively, the “Credit Facilities”). Refer to Note 21. Condensed Financial Information of Registrant (Parent Company Only) of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for the financial information detail of the holding company, Hayward.
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 28, 2026 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026.
All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation.
During the fourth quarter of 2025, the Company changed its accounting principle related to the presentation of warranty costs. Prior period amounts have been updated to conform to the current year presentation for the change in accounting principle.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows . We record the discount in the “Other expense, net” line in the unaudited condensed consolidated statements of operations . The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three months ended March 28, 2026. For the three

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
months ended March 29, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement, and $100.0 million of sold receivables remained to be collected and remitted to the transferee as of March 29, 2025. The loss recognized on the sales for the three months ended March 29, 2025 was $0.9 million.
Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which includes requirements that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its disclosures.
Intangibles - Goodwill and Other Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal‑use software by eliminating references to prescriptive development stages and replacing them with a principles‑based capitalization model. Under the new approach, entities can begin capitalizing software development costs once management has authorized and committed funding and it is “probable to complete” (i.e., probable that the software will be completed and used), provided there is no “significant development uncertainty.” The update also aligns disclosure of capitalized internal software costs with those for property, plant, and equipment, and permits entities to adopt the standard via prospective, modified, or retrospective transition methods. The amendments in this update are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its condensed financial statements and related disclosures.
3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Product groups
Residential pool	$223,802	$201,777
Commercial pool	17,917	15,010
Flow control	13,497	12,054
Total	$255,216	$228,841

Geographic
United States	$192,143	$173,072
Canada	17,654	13,997
Europe	31,766	27,957
Rest of World	13,653	13,815
Total International	63,073	55,769
Total	$255,216	$228,841

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Inventories
Inventories, net, consist of the following (in thousands):

	March 28, 2026	December 31, 2025
Raw materials	$86,203	$80,148
Work in progress	23,151	21,180
Finished goods	119,678	109,411
Total	$229,032	$210,739

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 28, 2026	December 31, 2025
Selling, promotional and advertising	$43,025	$71,618
Warranty reserve	27,964	26,800
Insurance reserve	20,368	30,410
Inventory purchases	19,723	16,315
Employee compensation and benefits	16,761	37,230
Freight	10,907	8,926
Payroll taxes	10,688	5,195
Operating lease liability - short term	9,446	10,048
Accrued interest	4,874	505
Taxes - non income	4,135	2,987
Deferred income	3,604	3,211
Professional fees	2,124	2,548
Other accrued liabilities	4,789	8,429
Total	$178,408	$224,222
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2025	$26,800
Accrual for warranties issued during the period	8,136
Payments	(6,972)
Balance at March 28, 2026	$27,964

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	$26,687

Warranty expenses were $8.1 million for each of the three months ended March 28, 2026 and March 29, 2025.
6. Income Taxes
The Company’s effective tax rate for the three months ended March 28, 2026 and March 29, 2025 was 22.4% and 23.3%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily driven by lower state taxes.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were uncertain tax positions of $0.5 million as of both March 28, 2026 and December 31, 2025.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. In making this determination, the Company assesses all available evidence (positive and negative) including recent earnings, internally-prepared taxable income projections, and historical financial performance.
7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	March 28, 2026	December 31, 2025
First Lien Term Facility, due May 28, 2028	$955,000	$955,000
ABL Revolving Credit Facility	—	—
Other bank debt	1,429	4,826
Finance lease obligations	3,422	3,639
Subtotal	959,851	963,465
Less: Current portion of the long-term debt	(11,053)	(13,261)
Less: Unamortized debt issuance costs	(6,042)	(6,657)
Total	$942,756	$943,547
On June 18, 2025, the Company entered into the Fifth Amendment to its existing ABL Revolving Credit Facility (the “ABL Facility”) to extend the maturity date to February 25, 2028. The amendment also included the removal of the 10 basis points credit spread adjustment previously applicable to Secured Overnight Financing Rate borrowings and the removal of the first-in, last-out subfacility.
The Credit Facilities contain collateral requirements, restrictions, and covenants, including restrictions under the First Lien Term Facility on the Company’s ability to pay dividends on the Company's common stock, par value $0.001 per share (“Common Stock”). Under the agreement governing the First Lien Credit Facility (the “First Lien Credit Agreement”), the Company must also make an annual mandatory prepayment of principal commencing April 2023 for between 0% and 50% of the excess cash, as defined in the First Lien Credit Agreement, generated in the prior calendar year. The amount due varies with the First Lien Leverage Ratio as defined in the First Lien Credit Agreement, from zero if the First Lien Leverage Ratio is less than or equal to 2.5x, to fifty percent if the First Lien Leverage Ratio is greater than 3.0x less certain allowed deductions. The Company did not have a mandatory prepayment in 2026 based on the First Lien Leverage Ratio as of December 31, 2025 and the applicable criteria under the First Lien Credit Agreement. All outstanding principal under the First Lien Credit Agreement is due at maturity on May 28, 2028. As of March 28, 2026, the Company was in compliance with all covenants under the Credit Facilities.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements designated as cash flow hedges to manage its interest rate risk related to its variable rate debt obligations. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments have been designated as effective and as such, the related gains or losses have been recorded as a component of accumulated other comprehensive (loss) income, net of tax.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other comprehensive income or loss is reclassified into current period income when the hedged interest expense affects earnings.
The Company was a party to interest rate swap agreements with an aggregate notional amount of $700.0 million and $600.0 million as of March 28, 2026 and December 31, 2025, respectively. The increase was attributable to a temporary timing overlap between the instrument that matured at the end of March 2026 and the instrument that became effective at the beginning of the Company's fiscal second quarter to replace the expiring notional amount.
As of March 28, 2026, a notional amount of $100.0 million matures in fiscal April 2026, a notional amount of $250.0 million matures in January 2027, a notional amount of $100.0 million matures in March 2027, and a notional amount of $250.0 million matures in March 2028.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in earnings. For the three months ended March 28, 2026 and March 29, 2025, the Company recognized $0.8 million of income and $0.8 million of expense, respectively, in Other expense, net, related to foreign exchange contracts.
The following table summarizes the gross fair values and location on the unaudited condensed consolidated balance sheets of the Company’s significant derivative instruments (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	March 28, 2026			December 31, 2025
Interest rate swaps	$4,804	$2,042	$42	$—	$4,680	$122	$180
Foreign exchange contracts	424	—	475	129	—	884	—
Total	$5,228	$2,042	$517	$129	$4,680	$1,006	$180
The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive (loss) income (“AOCI”) in the Company’s unaudited condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest rate swaps (3)	$3,791	$(3,460)	$1,364	$2,790	Interest expense, net

(1) The tax expense and benefit, respectively, on the gain (loss) recognized in AOCI for the three months ended March 28, 2026 and March 29, 2025 was $0.9 million and $0.9 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended March 28, 2026 and March 29, 2025 was $0.3 million and $0.7 million, respectively.
(3) The Company estimates that $6.4 million of unrealized gains will be reclassified from AOCI into earnings in the next 12 months.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 28, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6,846	$—	$6,846	$—	$4,680	$—	$4,680
Foreign exchange contracts	—	424	—	424	—	129	—	129
Supplemental Retirement Plan assets	11,188	—	—	11,188	10,405	—	—	10,405
Liabilities:
Interest rate swaps	$—	$42	$—	$42	$—	$302	$—	$302
Foreign exchange contracts	—	475	—	475	—	884	—	884
Supplemental Retirement Plan liabilities	11,188	—	—	11,188	10,405	—	—	10,405
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	March 28, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments (1)
Commercial paper	$19,935	$19,935	$69,462	$69,462
Time deposits	75,000	75,000	$—	$—
Liabilities:
Long-term debt and related current maturities	$955,000	$958,581	$955,000	$960,969

(1) The Company held $94.9 million in held-to-maturity debt securities with maturity dates within one year. The fair value of the Company's held-to-maturity debt securities approximates their amortized cost.

10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company’s CODM is the President and Chief Executive Officer. The Company determined its reportable segments based on how the Company’s CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM uses segment income in assessing performance of and allocating resources to the reportable segments. Segment income is defined as net sales less cost of sales, less segment selling, general and administrative expense (“SG&A”) and segment research development and engineering expense (“RD&E”), excluding acquisition and restructuring related expense, as well as amortization of intangible assets recorded within SG&A expense.
The CODM does not evaluate reportable segments using asset information as these are managed on an enterprise-wide basis. The accounting policies of the segments are the same as those of Hayward.
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
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	March 28, 2026			March 29, 2025
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$209,797	$45,419	$255,216	$187,069	$41,772	$228,841

Significant Segment Expenses
Cost of Sales	107,376	29,139	136,515	95,826	27,762	123,588
Segment selling, general and administrative expense	45,473	7,683	53,156	42,132	7,143	49,275
Research, development and engineering expense	6,442	314	6,756	5,657	329	5,986
Segment income	50,506	8,283	58,789	43,454	6,538	49,992

Capital expenditures (1)	7,227	57	7,284	5,900	212	6,112
Depreciation and amortization (1)(2)	6,829	508	7,337	7,200	414	7,614
Intersegment sales	5,663	119	5,782	6,684	63	6,747

(1) Capital expenditures and depreciation associated with Corporate are not included in these totals.
(2) Amortization expense excluded from segment income is not included in these totals.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Total segment income	$58,789	$49,992
Corporate expense, net	9,430	7,720
Acquisition and restructuring related expense	505	1,926
Amortization of intangible assets	6,366	6,835
Operating income	42,488	33,511
Interest expense, net	11,507	13,651
Loss on debt extinguishment	201	—
Other (income) expense, net	666	1,179
Total other expense	12,374	14,830
Income from operations before income taxes	$30,114	$18,681

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 28, 2026	March 29, 2025
Net income attributable to common stockholders	$23,359	$14,333

Weighted average number of common shares outstanding, basic	217,359,824	215,962,018
Effect of dilutive securities(a)	5,063,585	5,889,381
Weighted average number of common shares outstanding, diluted	222,423,409	221,851,399

Earnings per share attributable to common stockholders, basic	$0.11	$0.07
Earnings per share attributable to common stockholders, diluted	$0.11	$0.06

(a) For the three months ended March 28, 2026 and March 29, 2025, there were potential common shares totaling approximately 2.0 million and 1.8 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s Common Stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s Common Stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19,

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval. On February 28, 2026, the Court granted preliminary approval of settlement. The final settlement hearing is scheduled for July 28, 2026. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et. al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”). On April 9, 2026, a fourth shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company captioned David Aitken vs. Kevin Holleran, et al., C.A. 2026-0472 (Del. Ch.) (the "Aitken Action" and together with the Heicklen, Hertzog, and Tackett Actions, the "Derivative Actions"). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and/or aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), 29(B) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The Aitken Action also alleges claims for unjust enrichment and waste of corporate assets. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett and Aitken Actions, defendants’ time to respond to the complaint has not yet commenced.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. During the three months ended March 28, 2026, the Company’s insurance carriers paid $10.0 million of the Securities Class Action settlement. As of March 28, 2026, the Company has $9.9 million of the loss contingency and $7.3 million of insurance receivables related to the settlement, which are recorded within accrued expenses and other liabilities and other current assets on the consolidated balance sheets, respectively. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible range of financial obligation that we may incur to resolve the Derivative Actions. Additional expenses incurred, if any, related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.
Contingencies
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company may be eligible

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
to receive refunds of certain tariffs it paid that were levied under the IEEPA. If it is determined that the Company is eligible for refunds, the availability, amount and timing of such refunds is uncertain and subject to further developments. In the event the Company receives a refund of tariffs previously paid, it may elect or be required to return a portion of such amounts to customers that provided the Company tariff relief and/or price concessions. Any such obligations could reduce any benefit from a refund. No refund asset or liability has been recorded as of the three months ended March 28, 2026.
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
13. Leases
The Company’s operating and finance lease portfolio is described in Note 15. Leases of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$345	$751
Finance leases	—	103
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 28, 2026	December 31, 2025
Operating leases
Other non-current assets	$51,920	$54,242
Accrued expenses and other liabilities	9,446	10,048
Other non-current liabilities	49,589	51,351
Total operating lease liabilities	59,035	61,399

Finance leases
Property, plant and equipment	4,255	4,262
Accumulated depreciation	(774)	(588)
Property, plant and equipment, net	3,481	3,674

Current maturities of long-term debt	850	839
Long-term debt	2,572	2,800
Total finance lease liabilities	$3,422	$3,639

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
Dividends paid
For the three months ended March 28, 2026 and March 29, 2025, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
On July 28, 2025, the Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of Common Stock, which authorization expires on July 28, 2028.
During the three months ended March 28, 2026, the Company repurchased 350,000 shares of Common Stock in the open market at an average price per share of $16.72, for an aggregate consideration of approximately $5.9 million, as part of the Share Repurchase Program. As of March 28, 2026, $440.2 million remained available for additional share repurchases under the program.
15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards was $3.6 million and $2.9 million for the three months ended March 28, 2026 and March 29, 2025, respectively.
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
During the three months ended March 28, 2026, the Company granted 498,488 time-based restricted stock units and 322,873 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $16.00 and $16.58, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Business restructuring costs	$505	$213
Acquisition transaction and integration costs	—	1,713
Total	$505	$1,926

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2026 Activity
	Liability as of January 1, 2026	Costs Recognized	Cash Payments	Liability as of March 28, 2026
One-time termination benefits	$831	$505	$(531)	$805
Facility-related	9	—	(9)	—
Other	8	—	(8)	—
Total	$848	$505	$(548)	$805

		2025 Activity
	Liability as of January 1, 2025	Costs Recognized	Cash Payments	Liability as of March 29, 2025
One-time termination benefits	$1,534	$213	$(42)	$1,705
Other	28	—	(28)	—
Total	$1,562	$213	$(70)	$1,705

Acquisitions
On June 26, 2024, the Company acquired the equity interests of ChlorKing HoldCo, LLC and related entities (“ChlorKing”). The acquired business includes pool saline chlorinators and UV disinfection systems serving the commercial pools and water treatment market segments. For the three months ended March 29, 2025, transaction expenses recognized for the acquisition were $1.7 million. These expenses are included within Acquisition and restructuring related expense on the Company’s unaudited condensed consolidated statements of operations.

17. Related-Party Transactions
During the three months ended March 28, 2026 and March 29, 2025, the Company did not incur any significant related-party transactions.

18. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2025	$(7,996)	$3,283	$(4,713)
Other comprehensive income (loss) before reclassifications	(2,923)	3,791	868
Amounts reclassified from accumulated other comprehensive income	—	(1,364)	(1,364)
Net current period other comprehensive income (loss)	(2,923)	2,427	(496)
Tax amounts	—	(607)	(607)
Balance at March 28, 2026	$(10,919)	$5,103	$(5,816)

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive (loss) income before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive (loss) income	3,729	(6,250)	(2,521)
Tax amounts	—	1,562	1,562
Balance at March 29, 2025	$(20,991)	$8,535	$(12,456)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Company
The Company is a leading global specialty water management company focused on designing and manufacturing pool and outdoor living technology and industrial flow control products. The Company benefits from a large installed base, recurring aftermarket demand (such as the ongoing repair, replacement, remodeling and upgrading of equipment for existing pools) and from a history of innovation, which together support long-term growth and cash generation. Our engineered products, which include various energy-efficient and more environmentally sustainable offerings, enhance the pool owner’s outdoor living lifestyle while also delivering high quality water, pleasant ambiance and ease of use for the ultimate backyard experience. Aftermarket replacements and upgrades to higher value IoT and energy efficient models are a primary growth driver for our business.
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
NAM accounted for 82% of total net sales for both the three months ended March 28, 2026 and March 29, 2025, and E&RW accounted for 18% of total net sales for both the three months ended March 28, 2026 and March 29, 2025.
Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three months ended March 28, 2026 and March 29, 2025 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. This resulted in one fewer working day for the three months ended March 28, 2026 compared to the 2025 period.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program, which features price discounts and extended payment terms. Shipments for the 2025 Early Buy program began in the late third quarter and continued through approximately the first quarter of 2026. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we generally build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms and increases through June due to higher sales in the second quarter. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company may be eligible to receive refunds of certain tariffs it paid that were levied under the IEEPA. If it is determined that the Company is eligible for refunds, the availability, amount and timing of such refunds is uncertain and subject to further developments. This uncertainty, as well as the direct impact of tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in the Middle East and Asia, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World,” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.
Key Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross profit margin, selling, general, and administrative expense (“SG&A”), research, development, and engineering expense (“RD&E”), operating income and operating income margin. The key non-GAAP measures we use are EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin, and adjusted diluted earnings per share.

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most directly comparable GAAP measures see “—Non-GAAP Reconciliations.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three months ended March 28, 2026 and March 29, 2025 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$255,216	$228,841
Cost of sales	136,515	123,588
Gross profit	118,701	105,253
Selling, general and administrative expense	62,586	56,995
Research, development and engineering expense	6,756	5,986
Acquisition and restructuring related expense	505	1,926
Amortization of intangible assets	6,366	6,835
Operating income	42,488	33,511
Interest expense, net	11,507	13,651
Loss on debt extinguishment	201	—
Other expense, net	666	1,179
Total other expense	12,374	14,830
Income from operations before income taxes	30,114	18,681
Provision for income taxes	6,755	4,348
Net income	$23,359	$14,333
Adjusted net income (a)	$29,836	$22,110
Adjusted EBITDA (a)	$56,381	$49,102
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales increased to $255.2 million for the three months ended March 28, 2026 from $228.8 million for the three months ended March 29, 2025, an increase of $26.4 million, or 11.5%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

Three Months Ended
March 28, 2026
Price, net of discounts and allowances	8.6%
Currency and other	1.9
Volume	1.0
Total	11.5%
The net sales increase for the three months ended March 28, 2026 was driven by positive net price to offset inflation and tariffs, the favorable impact from foreign currency translation, and an increase in volume.
Gross profit and gross profit margin
Gross profit increased to $118.7 million for the three months ended March 28, 2026 from $105.3 million for the three months ended March 29, 2025, an increase of $13.4 million, or 12.8%.
Gross profit margin increased to 46.5% for the three months ended March 28, 2026 compared to 46.0% for the three months ended March 29, 2025, an increase of 50 basis points, due to positive net price and operating efficiencies, partially offset by an increase in cost of sales driven by tariffs and inflation.

Selling, general, and administrative expense
Selling, general, and administrative expense ("SG&A") increased to $62.6 million for the three months ended March 28, 2026 from $57.0 million for the three months ended March 29, 2025, an increase of $5.6 million, or 9.8%, primarily due to the timing of certain sales expenses during the year, incremental advertising expense for trade shows and new customers, and increased software costs.
As a percentage of net sales, SG&A decreased to 24.5% for the three months ended March 28, 2026 as compared to 24.9% for the three months ended March 29, 2025, a decrease of 40 basis points, as the growth in net sales exceeded the growth in SG&A.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $6.8 million for the three months ended March 28, 2026 from $6.0 million for the three months ended March 29, 2025, an increase of $0.8 million, or 12.9%. RD&E spend continues to be focused on new product development and new product performance improvements.
As a percentage of net sales, RD&E remained relatively consistent at 2.6% for both the three months ended March 28, 2026 and March 29, 2025.
Acquisition and restructuring related expense
For the three months ended March 28, 2026, we incurred $0.5 million of acquisition and restructuring related expense as compared to $1.9 million of expense for the three months ended March 29, 2025. The expense in the three months ended March 28, 2026 was driven by costs associated with restructuring actions, while the prior period expense was primarily driven by costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”), including the deferred purchase price treated as compensation cost over the 12-month service period from the date of acquisition.
Amortization of intangible assets
For the three months ended March 28, 2026, amortization of intangible assets decreased by $0.5 million compared to the three months ended March 29, 2025 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three months ended March 28, 2026, operating income increased by $9.0 million due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $11.5 million for the three months ended March 28, 2026 from $13.7 million for the three months ended March 29, 2025, a decrease of $2.2 million, or 15.7%, primarily due to higher interest income on cash deposits and decreased net interest expense on bank debt.
Interest expense, net, for the three months ended March 28, 2026 consisted of $13.6 million of interest expense on the outstanding debt and $0.8 million of amortization of deferred financing fees, partially offset by $2.9 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.21% for the three months ended March 28, 2026.
Interest expense, net, for the three months ended March 29, 2025 consisted of $14.3 million of interest expense on the outstanding debt and $0.9 million of amortization of deferred financing fees, partially offset by $1.5 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.31% for the three months ended March 29, 2025.
Loss on extinguishment of debt
The $0.2 million loss on extinguishment of debt for the three months ended March 28, 2026 was incurred as a result of the voluntary repayment of the principal balance for a portion of other bank debt in February 2026. There was no loss on extinguishment of debt for the three months ended March 29, 2025.

Provision for income taxes
We incurred income tax expense of $6.8 million for the three months ended March 28, 2026, compared to income tax expense of $4.3 million for the three months ended March 29, 2025, an increase of $2.5 million, or 55.4%. While pretax income increased 61.2% for the three months ended March 28, 2026, the effective tax rate decreased, resulting in a 55.4% increase in income tax expense compared to the three months ended March 29, 2025.
The decrease in the Company’s effective tax rate from 23.3% for the three months ended March 29, 2025 to 22.4% for the three months ended March 28, 2026 was primarily due to lower state taxes.
Net income and net income margin
As a result of the foregoing, net income increased by $9.0 million, or 63.0%, for the three months ended March 28, 2026.
Net income margin increased to 9.2% for the three months ended March 28, 2026 compared to 6.3% for the three months ended March 29, 2025, an increase of 290 basis points.
Adjusted net income and Adjusted net income margin
Adjusted net income increased to $29.8 million for the three months ended March 28, 2026 from $22.1 million for the three months ended March 29, 2025, an increase of $7.7 million, or 34.9%, driven primarily by increased net sales.
Adjusted net income margin increased to 11.7% for the three months ended March 28, 2026 compared to 9.7% for the three months ended March 29, 2025, an increase of 200 basis points.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $56.4 million for the three months ended March 28, 2026 from $49.1 million for the three months ended March 29, 2025, an increase of $7.3 million, or 14.8%, driven primarily by increased net sales.
Adjusted EBITDA margin increased to 22.1% for the three months ended March 28, 2026 compared to 21.5% for the three months ended March 29, 2025, an increase of 60 basis points.

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
Segment income represents segment net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets. A reconciliation of segment income to our operating income is detailed below. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliations” for reconciliations of these metrics to the most directly comparable GAAP metric.
North America

(Dollars in thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$209,797	$187,069
Gross profit	$102,421	$91,243
Gross profit margin %	48.8%	48.8%
Segment income	$50,506	$43,454
Segment income margin %	24.1%	23.2%
Adjusted segment income (a)	$57,335	$50,657
Adjusted segment income margin % (a)	27.3%	27.1%
(a) See “—Non-GAAP Reconciliations.”

Net sales
Net sales increased to $209.8 million for the three months ended March 28, 2026 from $187.1 million for the three months ended March 29, 2025, an increase of $22.7 million, or 12.1%.
The year-over-year net sales increase was driven by the following factors:

Three Months Ended
March 28, 2026
Price, net of allowances and discounts	10.3%
Volume	1.4%
Currency and other	0.4%
Total	12.1%
The net sales increase for the three months ended March 28, 2026 was driven primarily by positive net price to offset inflation and tariffs, an increase in volume, and the favorable impact from foreign currency translation.
Gross profit and gross profit margin
Gross profit increased to $102.4 million for the three months ended March 28, 2026 from $91.2 million for the three months ended March 29, 2025, an increase of $11.2 million, or 12.3%.
Gross profit margin remained relatively flat at 48.8% for both the three months ended March 28, 2026 and March 29, 2025, primarily due to the offsetting impacts of positive net price, operating efficiencies and increased costs due to tariffs and inflation.
Segment income and segment income margin
Segment income increased to $50.5 million for the three months ended March 28, 2026 from $43.5 million for the three months ended March 29, 2025, an increase of $7.0 million, or 16.2%. This was primarily driven by an increase in net sales, partially offset by an increase in SG&A due to the timing of sales expenses and incremental advertising expenses.
Segment income margin increased to 24.1% for the three months ended March 28, 2026 from 23.2% for the three months ended March 29, 2025, an increase of 90 basis points. The increase was driven by the same factors discussed above in segment income.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $57.3 million for the three months ended March 28, 2026 from $50.7 million for the three months ended March 29, 2025, an increase of $6.6 million, or 13.2%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliations.”
Adjusted segment income margin increased to 27.3% for the three months ended March 28, 2026 from 27.1% for the three months ended March 29, 2025, an increase of 20 basis points.
Europe & Rest of World

(Dollars in thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$45,419	$41,772
Gross profit	$16,280	$14,010
Gross profit margin %	35.8%	33.5%
Segment income	$8,283	$6,538
Segment income margin %	18.2%	15.7%
Adjusted segment income (a)	$8,791	$6,952
Adjusted segment income margin % (a)	19.4%	16.6%
(a) See “—Non-GAAP Reconciliations.”

Net sales
Net sales increased to $45.4 million for the three months ended March 28, 2026 from $41.8 million for the three months ended March 29, 2025, an increase of $3.6 million, or 8.7%.
The year-over-year net sales increase was driven by the following:

Three Months Ended
March 28, 2026
Currency and other	8.6%
Price, net of allowances and discounts	0.7%
Volume	(0.6)%
Total	8.7%
The net sales increase for the three months ended March 28, 2026 was primarily due to the favorable impact of foreign currency translation and positive net price, partially offset by the impact of a modest decrease in volume.
Gross profit and Gross profit margin
Gross profit increased to $16.3 million for the three months ended March 28, 2026 from $14.0 million for the three months ended March 29, 2025, an increase of $2.3 million, or 16.2%.
Gross profit margin increased to 35.8% for the three months ended March 28, 2026 from 33.5% for the three months ended March 29, 2025, an increase of 230 basis points, primarily driven by operational efficiencies.
Segment income and Segment income margin
Segment income increased to $8.3 million for the three months ended March 28, 2026 from $6.5 million for the three months ended March 29, 2025, an increase of $1.8 million, or 26.7%. This was primarily driven by an increase in net sales and gross profit as discussed above.
Segment income margin increased by 250 basis points from 15.7% for the three months ended March 29, 2025 to 18.2% for the three months ended March 28, 2026, resulting from the increase in gross profit.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $8.8 million for the three months ended March 28, 2026 from $7.0 million for the three months ended March 29, 2025, an increase of $1.8 million or 26.5%. This was primarily driven by the increase in net sales and gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliations” below.
Adjusted segment income margin increased to 19.4% for the three months ended March 28, 2026 from 16.6% for the three months ended March 29, 2025, an increase of 280 basis points.
Non-GAAP Reconciliations
The Company uses EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.
EBITDA is defined as earnings before interest (including amortization of debt costs), income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of restructuring related income or expenses, stock-based compensation, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales. Adjusted segment income is defined as segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales, stock-based compensation and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. Adjusted segment income margin is defined as adjusted segment income divided by segment net sales. Adjusted net income is defined as net income adjusted for the impact of restructuring related income or expenses, amortization, stock-based compensation, currency exchange items, and certain non-cash, nonrecurring, or other items that are included in net income that we do not consider indicative of our ongoing operating performance. These adjustments are further adjusted to reflect a normalized tax rate. Adjusted net income margin is defined as adjusted net income divided by net sales.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assist these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, adjusted segment income and adjusted net income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA and adjusted net income. Our presentation of adjusted EBITDA, adjusted segment income and adjusted net income should not be construed as an inference that our future results will be unaffected by these items.

Net Income and Net Income Margin to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income and net income margin to adjusted EBITDA and adjusted EBITDA margin:

(Dollars in thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net income	$23,359	$14,333
Depreciation	5,949	6,263
Amortization	8,181	8,535
Interest expense, net	11,507	13,651
Income taxes	6,755	4,348
Loss on debt extinguishment	201	—
EBITDA	55,952	47,130
Stock-based compensation (a)	—	46
Currency exchange items (b)	(76)	(6)
Acquisition and restructuring related expense, net (c)	505	1,926
Other (d)	—	6
Total Adjustments	429	1,972
Adjusted EBITDA	$56,381	$49,102

Net income margin	9.2%	6.3%
Adjusted EBITDA margin	22.1%	21.5%

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
(c)
Adjustments in the three months ended March 28, 2026 were primarily driven by $0.5 million of costs related to termination benefits associated with the restructuring of several teams.

Adjustments in the three months ended March 29, 2025 were primarily driven by $1.7 million of transaction and integration costs associated with the acquisition of the ChlorKing business and $0.2 million of separation costs for the consolidation of operations in North America.

(d)	Adjustments in the three months ended March 29, 2025 were primarily driven by losses on the sale of assets.

Net Income and Net Income Margin to Adjusted Net Income and Adjusted Net Income Margin
Following is a reconciliation from net income and net income margin to adjusted net income and adjusted net income margin:

(Dollars in thousands, except per share data)	Three Months Ended
	March 28, 2026	March 29, 2025
Net income	$23,359	$14,333
Tax adjustments (a)	(277)	(182)
Other adjustments and amortization:
Stock-based compensation (b)	—	46
Currency exchange items (c)	(76)	(6)
Acquisition and restructuring related expense, net (d)	505	1,926
Other (e)	—	6
Total other adjustments	429	1,972
Loss on extinguishment of debt	201	—
Amortization	8,181	8,535
Tax effect (f)	(2,057)	(2,548)
Adjusted net income	$29,836	$22,110

Net income margin	9.2%	6.3%
Adjusted net income margin	11.7%	9.7%

Weighted average number of common shares outstanding, basic	217,359,824	215,962,018
Weighted average number of common shares outstanding, diluted	222,423,409	221,851,399

Basic EPS	$0.11	$0.07
Diluted EPS	$0.11	$0.06

Adjusted basic EPS	$0.14	$0.10
Adjusted diluted EPS	$0.13	$0.10

(a)
Tax adjustments for the three months ended March 28, 2026 reflected a normalized tax rate of 23.3% compared to the Company’s effective tax rate of 22.4%. The Company’s effective tax rate for the three months ended March 28, 2026 was primarily driven by tax benefits resulting from stock-based compensation. Tax adjustments for the three months ended March 29, 2025 reflected a normalized tax rate of 24.3% compared to the Company's effective tax rate of 23.3%. The Company’s effective tax rate for the three months ended March 29, 2025 primarily included the tax benefits resulting from stock-based compensation.

(b)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of the IPO.

(c)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(d)
Adjustments in the three months ended March 28, 2026 were primarily driven by $0.5 million of costs related to termination benefits associated with the restructuring of several teams.

Adjustments in the three months ended March 29, 2025 were primarily driven by $1.7 million of transaction and integration costs associated with the acquisition of the ChlorKing business and $0.2 million of separation costs for the consolidation of operations in North America.

(e)	Adjustments in the three months ended March 29, 2025 were primarily driven by losses on the sale of assets.
(f)	The tax effect represented the immediately preceding adjustments at the normalized tax rates as discussed in footnote (a) above.

Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for NAM (dollars in thousands):

NAM	Three Months Ended
	March 28, 2026	March 29, 2025
Segment income	$50,506	$43,454
Depreciation	5,013	5,500
Amortization	1,816	1,700
Other (a)	—	3
Total adjustments	6,829	7,203
Adjusted segment income	$57,335	$50,657

Segment income margin	24.1%	23.2%
Adjusted segment income margin	27.3%	27.1%

(a)	Adjustments in the three months ended March 29, 2025 for NAM represented losses on the sale of assets, which the Company believes are not representative of its ongoing business operations.
Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for E&RW (dollars in thousands):

E&RW	Three Months Ended
	March 28, 2026	March 29, 2025
Segment income	$8,283	$6,538
Depreciation	508	414
Total Adjustments	508	414
Adjusted segment income	$8,791	$6,952

Segment income margin	18.2%	15.7%
Adjusted segment income margin	19.4%	16.6%

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
Unrestricted cash and cash equivalents totaled $135.8 million as of March 28, 2026, which was a decrease of $193.8 million from $329.6 million at December 31, 2025. The decrease reflects the seasonal low in our cash cycle due to the extended payment terms under the Early Buy program. As of March 28, 2026 and December 31, 2025, the Company had $94.9 million and $69.5 million, respectively, in time deposits and commercial paper, which were included in short-term investments on the unaudited condensed consolidated balance sheets.
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

Beyond the next 12 months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology, research and development activities, potential share repurchases and any potential merger and acquisition activity. The Company's material contractual obligations include outstanding debt, operating leases and finance leases. For additional details related to the Company’s long-term contractual obligations for long-term debt, see Note 7 and for contractual obligations for leases see Note 13. We believe the combination of our current cash level, net cash flows provided by operating activities, and availability under the ABL Facility will be sufficient to satisfy the above requirements.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other expense, net” line in the unaudited condensed consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three months ended March 28, 2026. For the three months ended March 29, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement, and $100.0 million of sold receivables remained to be collected and remitted to the transferee as of March 29, 2025. The loss recognized on the sales for the three months ended March 29, 2025 was $0.9 million.
Credit Facilities
The First Lien Term Facility and ABL Facility (collectively, the “Credit Facilities”) contain various restrictions, covenants and collateral requirements. Refer to Note 7. “Long-Term Debt, Net” of Notes to unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities. We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of March 28, 2026, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Long-Term Debt, Net, consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
First Lien Term Facility, due May 28, 2028	$955,000	$955,000
Other bank debt	1,429	4,826
Finance lease obligations	3,422	3,639
Subtotal	959,851	963,465
Less: Current portion of the long-term debt	(11,053)	(13,261)
Less: Unamortized debt issuance costs	(6,042)	(6,657)
Total	$942,756	$943,547
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
For the three months ended March 28, 2026, the average borrowing base under the ABL Facility was $161.5 million, and the average loan balance outstanding was zero. As of March 28, 2026, the loan balance was zero with a borrowing availability of $186.0 million.
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
As of March 28, 2026, the balance outstanding under the First Lien Term Facility was $955.0 million.
For the three months ended March 28, 2026, the effective interest rate on borrowings under the First Lien Term Facility, including the impact of an interest rate hedge, was 5.97%. The effective interest rate is comprised of 6.30% for interest and 0.28% for financing costs, partially offset by 0.61% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Facilities contain various restrictions, covenants and collateral requirements. As of March 28, 2026, we were in compliance with all covenants under the Credit Facilities.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Three Months Ended
	March 28, 2026	March 29, 2025
Net cash used in operating activities	$(150,637)	$(5,850)
Net cash used in investing activities	(32,164)	(6,111)
Net cash used in financing activities	(10,965)	(3,735)
Effect of exchange rate changes on cash and cash equivalents	(88)	440
Change in cash and cash equivalents	$(193,854)	$(15,256)
Net cash used in operating activities
Net cash used in operating activities increased to $150.6 million for the three months ended March 28, 2026 from $5.9 million for the three months ended March 29, 2025, an increase of $144.7 million, or 2,475.0%. The increase in cash used was primarily driven by higher accounts receivable, largely because there were no sales under the Receivables Purchase Agreement in the current period, whereas the prior year period included the sale of $100.0 million of accounts receivable.

Net cash used in investing activities
Net cash used in investing activities was $32.2 million for the three months ended March 28, 2026 compared to net cash used in investing activities of $6.1 million for the three months ended March 29, 2025, an increase of $26.1 million, or 426.3%. The increase in net cash used was driven by the net purchases of short-term investments.
Net cash used in financing activities
Net cash used in financing activities was $11.0 million for the three months ended March 28, 2026 compared to net cash used in financing activities of $3.7 million for the three months ended March 29, 2025, an increase of $7.3 million, or 193.6%. The increase in net cash used was driven by higher purchases of common stock and payments of long-term debt.
Off-Balance Sheet Arrangements
We had $3.9 million of outstanding letters of credit on our ABL Facility as of each of March 28, 2026 and December 31, 2025.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K, which section is incorporated herein by reference.There have been no material changes to our critical accounting estimates during the three months ended March 28, 2026.
Recently Issued Accounting Standards
See Note 2. "Significant Accounting Policies" of Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
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
There have been no material changes in the currency fluctuation risk and interest rate risk during the three months ended March 28, 2026 from what we reported in our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information
ITEM 1. LEGAL PROCEEDINGS
In addition to the matters discussed in this report and in the notes to our unaudited condensed consolidated financial statements, from time to time, we are subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. These proceedings may relate to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, safety and health matters, including claims based on alleged exposure to asbestos-containing product components. Where appropriate, these matters have been submitted to the Company’s insurance carriers. While the outcome of such matters cannot be predicted with certainty, we do not currently believe that the resolution of such other litigation and legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP, on behalf of a putative class of stockholders who acquired shares of the Company's common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the same court against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP, on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, making materially false or misleading statements regarding inventory, growth and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint asserting substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval. On February 28, 2026, the Court granted preliminary approval of settlement. The final settlement hearing is scheduled for July 28, 2026. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et. al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”). On April 9, 2026, a fourth shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company captioned David Aitken vs. Kevin Holleran, et al., C.A. 2026-0472 (Del. Ch.) (the "Aitken Action," and together with the Heicklen, Hertzog, and Tackett Actions, the "Derivative Actions"). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), 29(B) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The Aitken Action also alleges claims for unjust enrichment and waste of corporate assets. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett and Aitken Actions, defendants' time to respond to the complaint has not yet commenced.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Derivative Actions. The Company has recorded accruals, where appropriate, with respect to the Securities Class Action in the Company’s unaudited condensed consolidated financial statements. Additional expenses incurred, if any, related to this case are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.
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
The Company repurchased 350,000 shares of its common stock under the Share Repurchase Program for the three months ended March 28, 2026. As of March 28, 2026, $440.2 million remained available under the current authorization for additional share repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2026	350,000	$16.72	350,000	$440.2
February 1 - February 28, 2026	—	—	—	440.2
March 1- March 28, 2026	—	—	—	440.2
Total	350,000	$16.72	350,000	$440.2

(1)
On July 28, 2025, the Board of Directors authorized the Share Repurchase Program, which authorized the repurchase of up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 28, 2026, certain of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 Trading Plans” and each one as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of all such trading plans below.

On March 10, 2026, Kevin Holleran, our President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 515,000 shares of our common stock. Sales may be made under this trading plan through December 31, 2026, for a duration of 297 days.
Executive Severance Plan
On April 24, 2026, the Compensation Committee of the Board of Directors of the Company approved the Hayward Holdings, Inc. Executive Severance Plan (the “Executive Severance Plan”), which will provide for the payment of certain severance payments and benefits to participants, including each of the Company’s named executive officers (the “executives”), in the event of a qualifying termination of employment. The material terms and conditions of the Executive Severance Plan as they relate to the executives are as follows:
•In the event of a termination of the executive’s employment by us without cause (other than due to death or disability) or by the executive for good reason, in any case, outside of the 36-month period commencing on a change in control, the executive will be eligible to receive the following payments and benefits:
◦cash payments equal to 100% (or 200% for Kevin Holleran, the Company’s Chief Executive Officer) of the sum of the executive’s then-current annual base salary and target annual bonus, paid in substantially equal installments over the 12-month (or 24-month for Mr. Holleran) period following the termination date;
◦eligibility for a pro-rata annual bonus for the performance period in which the termination date occurs and based on actual performance of applicable performance goals (the “Pro-Rata Bonus”);
◦company-paid COBRA premium payments for the executive and the executive’s eligible dependents for up to 12 months;
◦outplacement services valued at up to $12,000 (the “Outplacement Services”); and
◦either (i) payment from the Company for the cost of any other welfare benefits and retirement plan contributions that the executive would otherwise have been eligible to receive in the 12 months (or 24 months for Mr. Holleran) following the termination date, or (ii) the provision, for 12 months (or 24 months for Mr. Holleran) following the termination date, in kind by the Company of the welfare benefits or retirement plan contributions described in clause (i) (the “Post-Termination Benefits”).
•In the event of a termination of the executive’s employment by us without cause (other than due to death or disability) or by the executive for good reason, in any case, within the 36-month period commencing on a change in control, the executive will be eligible to receive the following payments and benefits:
◦cash payments equal to 200% (or 300% for Mr. Holleran) of the sum of the executive’s then-current annual base salary and target annual bonus, paid in substantially equal installments over the 24-month (or 36-month for Mr. Holleran) period following the termination date;
◦eligibility for a pro-rata target annual bonus for the performance period in which the termination date occurs (the “Pro-Rata Target Bonus”) if the termination date occurs on or prior to the last day of the third quarter of the fiscal year in which the termination date occurs, or the greater of the Pro-Rata Target Bonus and the Pro-Rata Bonus if the termination date occurs during the fourth quarter of the fiscal year in which the termination date occurs;
◦company-paid COBRA premium payments for the executive and the executive’s eligible dependents for up to 24 months;
◦the Outplacement Services;
◦the Post-Termination Benefits for 24 months (or 36 months for Mr. Holleran); and

◦full vesting of then-unvested equity awards (with respect to performance-vesting equity awards, assuming the target level of performance) and a post-termination exercise period of one year for vested stock options (but not later than the maximum expiration date of the applicable option).
•In the event of a termination of the executive’s employment by us due to disability, the executive will be eligible to receive the following payments and benefits:
◦the Pro-Rata Bonus;
◦company-paid COBRA premium payments for the executive and the executive’s eligible dependents for up to 12 months; and
◦the Post-Termination Benefits.
•In the event of a termination of the executive’s employment by us due to death, the executive will be eligible to receive the Pro-Rata Bonus.
Other than with respect to benefits payable in the event of death, an executive’s right to receive the severance payments and benefits described above is subject to the executive’s execution and, as applicable, non-revocation of a general release of claims in the Company’s favor and continued compliance with applicable restrictive covenants, including non-competition, non-solicitation, non-disparagement and confidentiality.
In addition, in the event that any payment under the Executive Severance Plan, together with any other amounts paid to the executive, would subject such executive to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net after-tax result for the executive.
The foregoing summary of the Executive Severance Plan is qualified in its entirety by reference to the full text of the Executive Severance Plan, which is filed with this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+	Hayward Holdings, Inc. Executive Severance Plan
31.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Hayward Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
+ Management contract or compensatory plan required to be filed under Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYWARD HOLDINGS, INC.

Date: April 29, 2026	By:	/s/ Eifion Jones
	Name:	Eifion Jones
	Title:	Senior Vice President & Chief Financial Officer