Form 10-Q
period 2026-06-27
Hayward Holdings, Inc.
filed 2026-07-29
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 212,119,582 shares of common stock as of July 27, 2026.

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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 27, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$304,117	$329,648
Short-term investments	179,263	69,462
Accounts receivable, net of allowances of $1,579 and $1,931, respectively	158,523	280,161
Inventories, net	234,742	210,739
Prepaid expenses	19,462	19,500
Income tax receivable	—	656
Other current assets	36,682	41,080
Total current assets	932,789	951,246
Property, plant and equipment, net of accumulated depreciation of $135,034 and $125,807, respectively	170,498	164,560
Goodwill	948,166	951,197
Trademark	736,000	736,000
Customer relationships, net	167,531	178,126
Other intangibles, net	82,884	88,899
Other non-current assets	79,939	80,956
Total assets	$3,117,807	$3,150,984
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,811	$13,261
Accounts payable	92,216	77,007
Accrued expenses and other liabilities	170,727	224,222
Income taxes payable	6,590	8,754
Total current liabilities	280,344	323,244
Long-term debt, net	945,613	943,547
Deferred tax liabilities, net	227,206	227,449
Other non-current liabilities	62,607	63,736
Total liabilities	1,515,770	1,557,976
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of June 27, 2026 and December 31, 2025	—	—
Common stock $0.001 par value, 750,000,000 authorized; 247,388,625 issued and 214,050,440 outstanding at June 27, 2026; 246,272,783 issued and 217,356,414 outstanding at December 31, 2025	248	247
Additional paid-in capital	1,118,836	1,109,522
Common stock in treasury; 33,338,185 and 28,916,369 at June 27, 2026 and December 31, 2025, respectively	(429,218)	(363,182)
Retained earnings	920,110	851,134
Accumulated other comprehensive loss	(7,939)	(4,713)
Total stockholders’ equity	1,602,037	1,593,008
Total liabilities and stockholders’ equity	$3,117,807	$3,150,984

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$318,378	$299,603	$573,594	$528,444
Cost of sales	163,327	152,149	299,842	275,737
Gross profit	155,051	147,454	273,752	252,707
Selling, general and administrative expense	64,271	61,508	126,857	118,503
Research, development and engineering expense	7,672	6,128	14,428	12,114
Acquisition and restructuring related expense	748	1,565	1,253	3,491
Amortization of intangible assets	6,361	6,870	12,727	13,705
Operating income	75,999	71,383	118,487	104,894
Interest expense, net	16,981	13,650	28,488	27,301
Loss on debt extinguishment	1,836	—	2,037	—
Other income, net	(2,079)	(1,706)	(1,413)	(527)
Total other expense	16,738	11,944	29,112	26,774
Income from operations before income taxes	59,261	59,439	89,375	78,120
Provision for income taxes	13,644	14,640	20,399	18,988
Net income	$45,617	$44,799	$68,976	$59,132

Earnings per share
Basic	$0.21	$0.21	$0.32	$0.27
Diluted	$0.21	$0.20	$0.31	$0.27

Weighted average common shares outstanding
Basic	216,352,470	216,382,177	216,844,828	216,175,618
Diluted	220,806,675	221,834,188	221,606,626	221,856,056

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended
	June 27, 2026			June 28, 2025
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$45,617			$44,799
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,092)	—	(3,092)	12,607	—	12,607
Net change on net investment hedge	1,471	(346)	1,125	—	—	—
Net change on cash flow hedges	(338)	182	(156)	(3,165)	792	(2,373)
Comprehensive income			$43,494			$55,033

	Six Months Ended
	June 27, 2026			June 28, 2025
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$68,976			$59,132
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,015)	—	(6,015)	16,336	—	16,336
Net change on net investment hedge	1,471	(346)	1,125	—	—	—
Net change on cash flow hedges	2,089	(425)	1,664	(9,415)	2,354	(7,061)
Comprehensive income			$65,750			$68,407

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	217,356,414	$247	$1,109,522	$(363,182)	$851,134	$(4,713)	$1,593,008
Net income	—	—	—	—	23,359	—	23,359
Stock-based compensation	—	—	3,624	—	—	—	3,624
Issuance of common stock	655,989	—	384	—	—	—	384
Repurchase of common stock	(350,000)	—	—	(5,851)	—	—	(5,851)
Taxes paid for net share settlement of equity awards	—	—	—	(1,687)	—	—	(1,687)
Other comprehensive loss	—	—	—	—	—	(1,103)	(1,103)
Balance as of March 28, 2026	217,662,403	$247	$1,113,530	$(370,720)	$874,493	$(5,816)	$1,611,734
Net income	—	—	—	—	45,617	—	45,617
Stock-based compensation	—	—	3,971	—	—	—	3,971
Issuance of common stock	459,853	1	1,335	—	—	—	1,336
Repurchase of common stock	(4,071,816)	—	—	(58,465)	—	—	(58,465)
Taxes paid for net share settlement of equity awards	—	—	—	(33)	—	—	(33)
Other comprehensive loss	—	—	—	—	—	(2,123)	(2,123)
Balance as of June 27, 2026	214,050,440	$248	$1,118,836	$(429,218)	$920,110	$(7,939)	$1,602,037

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of common stock	425,617	—	416	—	—	—	416
Taxes paid for net share settlement of equity awards	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379
Net income	—	—	—	—	44,799	—	44,799
Stock-based compensation	—	—	3,382	—	—	—	3,382
Issuance of common stock	346,743	1	683	—	—	—	684
Taxes paid for net share settlement of equity awards				(80)			(80)
Other comprehensive income	—	—	—	—	—	10,234	10,234
Balance as of June 28, 2025	216,550,880	$246	$1,100,884	$(359,206)	$758,696	$(2,222)	$1,498,398

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$68,976	$59,132
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11,862	11,517
Amortization of intangible assets	16,428	17,166
Amortization of deferred debt issuance fees	1,714	1,880
Stock-based compensation	7,595	6,317
Deferred income taxes (benefit)	(937)	(3,008)
Allowance for credit losses	(318)	2
Loss on debt extinguishment	1,836	—
Loss on sale/disposal of property, plant and equipment	972	206
Other non-cash items	(1,092)	—
Changes in operating assets and liabilities
Accounts receivable	120,142	114,267
Inventories	(25,232)	(6,098)
Other current and non-current assets	7,328	6,176
Accounts payable	15,333	(8,321)
Accrued expenses and other liabilities	(53,044)	(10,874)
Net cash provided by operating activities	171,563	188,362

Cash flows from investing activities
Purchases of property, plant, and equipment	(17,438)	(12,423)
Software development costs	(449)	(1,159)
Purchases of short-term investments	(188,835)	—
Proceeds from short-term investments	80,000	—
Net cash used in investing activities	(126,722)	(13,582)

Cash flows from financing activities
Proceeds from issuance of long-term debt	354,603	—
Payments of long-term debt	(353,092)	(3,831)
Payments of short-term notes payable	—	(2,169)
Debt issuance costs	(5,635)	(1,143)
Purchase of common stock	(64,316)	—
Proceeds from issuance of common stock	1,720	1,100
Taxes paid for net share settlement of equity awards	(1,720)	(1,073)
Other, net	(1,083)	(936)
Net cash used in financing activities	(69,523)	(8,052)

Effect of exchange rate changes on cash and cash equivalents	(849)	1,734
Change in cash and cash equivalents	(25,531)	168,462
Cash and cash equivalents, beginning of period	329,648	196,589
Cash and cash equivalents, end of period	$304,117	$365,051

Supplemental disclosures of cash flow information:
Cash paid-interest	$32,942	$25,230
Cash paid-income taxes, net of refunds	21,889	9,591

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$2,194	$927
Equipment financed under finance leases	631	344
Refinancing of long-term debt	605,397	—

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. We had one fewer working day for the six months ended June 27, 2026 compared to the six months ended June 28, 2025.
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Hayward Holdings, Inc. and its direct wholly owned subsidiary, Hayward Intermediate, Inc., are holding companies with no other operations, material assets or liabilities other than the ownership by Hayward Intermediate, Inc. of all of the equity interests in Hayward Industries, Inc., which is a borrower under our Term Facility and Revolving Facility (each as defined below). Refer to Note 21. Condensed Financial Information of Registrant (Parent Company Only) of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for the financial information detail of the holding company, Hayward.
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 27, 2026 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other income, net” line in the unaudited condensed consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three and six months ended June 27, 2026. No

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
sales of accounts receivable occurred during the three months ended June 28, 2025. For the six months ended June 28, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of June 28, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the six months ended June 28, 2025 was $0.9 million.
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
3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Product groups
Residential pool	$283,389	$267,680	$507,191	$469,458
Commercial pool	21,047	19,413	38,964	34,423
Flow control	13,942	12,510	27,439	24,563
Total	$318,378	$299,603	$573,594	$528,444

Geographic
United States	$257,642	$235,524	$449,786	$408,596
Canada	20,016	19,651	37,669	33,648
Europe	26,462	27,549	58,227	55,507
Rest of World	14,258	16,879	27,912	30,693
Total International	60,736	64,079	123,808	119,848
Total	$318,378	$299,603	$573,594	$528,444

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Inventories
Inventories, net, consist of the following (in thousands):

	June 27, 2026	December 31, 2025
Raw materials	$85,159	$80,148
Work in progress	22,044	21,180
Finished goods	127,539	109,411
Total	$234,742	$210,739

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 27, 2026	December 31, 2025
Selling, promotional and advertising	$47,239	$71,618
Warranty reserve	28,630	26,800
Employee compensation and benefits	24,654	37,230
Inventory purchases	17,159	16,315
Freight	12,382	8,926
Insurance reserve	10,692	30,410
Operating lease liability - short term	8,816	10,048
Payroll taxes	5,336	5,195
Taxes - non income	4,371	2,987
Professional fees	3,714	2,548
Deferred income	2,265	3,211
Other accrued liabilities	5,469	8,934
Total	$170,727	$224,222
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2025	$26,800
Accrual for warranties issued during the period	8,136
Payments	(6,972)
Balance at March 28, 2026	27,964
Accrual for warranties issued during the period	10,841
Payments	(10,175)
Balance at June 27, 2026	$28,630

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	26,687
Accrual for warranties issued during the period	10,385
Payments	(9,693)
Balance at June 28, 2025	$27,379

Warranty expenses for the three and six months ended June 27, 2026 were $10.8 million and $19.0 million, respectively, and $10.4 million and $18.5 million, respectively, for the three and six months ended June 28, 2025.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Income Taxes
The Company’s effective tax rate for the three months ended June 27, 2026 and June 28, 2025 was 23.0% and 24.6%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily driven by lower state taxes.
The Company’s effective tax rate for the six months ended June 27, 2026 and June 28, 2025 was 22.8% and 24.3%, respectively. The change in the Company’s effective tax rate was primarily driven by lower state taxes.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were uncertain tax positions of $0.5 million as of both June 27, 2026 and December 31, 2025.
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
7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	June 27, 2026	December 31, 2025
Term Facility, due June 23, 2033	$960,000	$955,000
Other bank debt	1,317	4,826
Finance lease obligations	3,904	3,639
Subtotal	965,221	963,465
Less: Current portion of the long-term debt	(10,811)	(13,261)
Less: Unamortized debt issuance costs	(8,797)	(6,657)
Total	$945,613	$943,547
On June 23, 2026, Hayward Industries, Inc. (the “US Borrower”), a New Jersey corporation and a wholly owned subsidiary of the Company, Hayward Pool Products Canada, Inc. / Produits de Piscines Hayward Canada, Inc., a Canadian federal corporation and a wholly owned subsidiary of the Company (together with the US Borrower, the “Borrowers”), and Hayward Intermediate, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, entered into an Amended and Restated First Lien Credit Agreement (the “Credit Agreement”), which Credit Agreement refinanced in full and extended the maturities of the Borrowers’ previously outstanding term loans. In connection with the entry into the Credit Agreement, the Borrowers’ previously outstanding asset-based revolving credit facility was terminated on June 23, 2026 with no outstanding borrowings.
Pursuant to the Credit Agreement, the Company (i) borrowed $960.0 million of new term loans (the “Term Loans”) in U.S. dollars under a seven-year term loan facility (the “Term Facility”) and (ii) entered into a $425.0 million five-year revolving credit facility available in U.S. dollars, Canadian dollars, British pounds sterling, Euros, Australian dollars and other approved currencies (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), which Revolving Facility includes a $100.0 million letter of credit sublimit and a $50.0 million swingline sublimit (with use under such sublimits reducing availability under the Revolving Facility). All outstanding principal under the Term Facility is due at maturity June 23, 2033.
Due to the entry into the Credit Agreement, during the three months ended June 27, 2026, the Company recorded a $1.8 million debt extinguishment loss related to the write-off of unamortized deferred financing costs as a result of a partial change in participating lenders.
The Term Loans bear interest, at the US Borrower’s option, at either (i) term SOFR (subject to a 0.50% floor) plus a margin of 2.00% per annum or (ii) the alternate base rate plus a margin of 1.00% per annum. The required quarterly payment of the Term Loans is 0.25% of the initial outstanding principal thereof. The US Borrower may voluntarily prepay the Term Loans in whole or in part, at any time, subject to a 1.00% prepayment premium in connection with certain repricing transactions and

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
amendments occurring within the first six months after the closing date of the Term Facility. In addition, the Credit Agreement requires mandatory principal payments of the Term Loans to be made based on certain events, including annual excess cash flow (with the required prepayment varying between 0% and 50% based on the first lien leverage ratio of the US Borrower and its restricted subsidiaries), non-ordinary course sales of assets and the incurrence of debt not otherwise permitted under the Credit Agreement, each subject to certain exceptions and thresholds as set forth in the Credit Agreement.
Borrowings under the Revolving Facility bear interest, at the Borrowers’ option, at either (i) term SOFR (subject to a 0.50% floor), term CORRA, SONIA, BBSY or EURIBOR (depending on the currency of the borrowing) plus a margin in a range of 1.25-2.00% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time) or (ii) the alternate base rate, the Canadian prime rate or the Canadian base rate (depending on the currency of the borrowing) plus a margin in a range of 0.25-1.00% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time). The Revolving Facility also requires a commitment fee on a quarterly basis at a rate in a range of 0.20-0.30% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time).
The Credit Facilities are guaranteed by substantially all of the Borrowers’ United States and Canadian wholly owned subsidiaries and collateralized by substantially all of the assets of the Borrowers and such guarantors, in each case, subject to customary exceptions.
The Credit Agreement contains customary collateral requirements, restrictions, and covenants, including restrictions on indebtedness, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets and transactions with affiliates. The Credit Agreement also contains, for the benefit of the Revolving Facility only, covenants to maintain a maximum total leverage ratio and a minimum net interest coverage ratio. The Credit Agreement further contains customary events of default, including a change of control. As of June 27, 2026, the Company was in compliance with all covenants under the Credit Agreement.
8. Derivatives and Hedging Transactions
The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. In hedging these transactions, the Company in the normal course of business, holds the following types of derivatives.
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
As of June 27, 2026 and December 31, 2025, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt.
As of June 27, 2026, a notional amount of $250.0 million matures in January 2027, a notional amount of $100.0 million matures in March 2027, and a notional amount of $250.0 million matures in March 2028.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in Other income, net in the unaudited condensed consolidated statements of operations. For the three months ended June 27, 2026 and June 28, 2025, the Company recognized $1.1 million of income and $2.9 million of expense, respectively, and for the six months ended June 27, 2026 and June 28, 2025, the Company recognized $1.9 million of income and $3.7 million of expense, respectively, related to foreign exchange contracts.
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
In May 2026, the Company entered into a 13-month euro-denominated foreign currency forward contract of €75.0 million notional amount to hedge the net investment in one of its foreign subsidiaries designated as a hedge with an original expiry date of June 16, 2027. Since the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the Company’s functional currency, all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts, net of tax, within accumulated other comprehensive income (loss) in the Company’s unaudited condensed consolidated balance sheets.
The amounts recorded in accumulated other comprehensive (loss) income will be reclassified to earnings only upon the sale or liquidation of the Company’s investment in the hedged international subsidiary.
The following table summarizes the gross fair values and location on the unaudited condensed consolidated balance sheets of the Company’s significant derivative instruments (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	June 27, 2026			December 31, 2025
Interest rate swaps	$3,901	$2,566	$—	$—	$4,680	$122	$180
Foreign exchange contracts	974	—	190	129	—	884	—
Net investment hedge	1,596	—	—	—	—	—	—
Total	$6,471	$2,566	$190	$129	$4,680	$1,006	$180

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive (loss) income (“AOCI”) in the Company’s unaudited condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest rate swaps (3)	$1,177	$(767)	$1,515	$2,398	Interest expense, net
Net investment hedge	1,596	—	125	—	N/A
Total	$2,773	$(767)	$1,640	$2,398

(1) The tax expense and benefit, respectively, on the gain (loss) recognized in AOCI for the three months ended June 27, 2026 and June 28, 2025 was $0.6 million and $0.2 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended June 27, 2026 and June 28, 2025 was $0.4 million and $0.6 million, respectively.
(3) The Company estimates that $5.0 million of unrealized gains will be reclassified from AOCI into earnings in the next 12 months.

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest rate swaps	$4,968	$(4,227)	$2,879	$5,188	Interest expense, net
Net investment hedge	1,596	—	125	—	N/A
Total	$6,564	$(4,227)	$3,004	$5,188

(1) The tax expense and benefit, respectively, on the gain (loss) recognized in AOCI for the six months ended June 27, 2026 and June 28, 2025 was $1.5 million and $1.1 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the six months ended June 27, 2026 and June 28, 2025 was $0.7 million and $1.3 million, respectively.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s interest rate swaps, net investment hedge and foreign exchange contracts are measured in the financial statements at fair value on a recurring basis. The fair values of these instruments are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves. These instruments are customary, over-the-counter contracts with various bank counterparties. Accordingly, the fair value measurements of the interest rate swaps, net investment hedge and foreign exchange contracts are categorized as Level 2.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 27, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6,467	$—	$6,467	$—	$4,680	$—	$4,680
Foreign exchange contracts	—	974	—	974	—	129	—	129
Net investment hedge	—	1,596		1,596	—	—	—	—
Supplemental Retirement Plan assets	12,977	—	—	12,977	10,405	—	—	10,405
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$302	$—	$302
Foreign exchange contracts	—	190	—	190	—	884	—	884
Supplemental Retirement Plan liabilities	12,977	—	—	12,977	10,405	—	—	10,405
The estimated fair value of the long-term debt and related current maturities (excluding finance leases and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The Company’s short-term investments are held-to-maturity fixed income securities and carried at amortized cost.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	June 27, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments
Commercial paper (1)	$79,263	$79,263	$69,462	$69,462
Time deposits	100,000	100,000	$—	$—
Liabilities:
Long-term debt and related current maturities	$960,000	$962,400	$955,000	$960,969

(1) As of June 27, 2026 and December 31, 2025, the Company held $79.3 million and $69.5 million, respectively, in held-to-maturity debt securities with maturity dates within one year. The fair value of the Company's held-to-maturity debt securities approximates their amortized cost.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	June 27, 2026			June 28, 2025
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$277,658	$40,720	$318,378	$255,175	$44,428	$299,603

Significant Segment Expenses
Cost of Sales	137,662	25,300	162,962	124,335	27,814	152,149
Segment selling, general and administrative expense	42,530	8,359	50,889	41,670	8,693	50,363
Research, development and engineering expense	7,252	421	7,673	5,796	332	6,128
Segment income	90,214	6,640	96,854	83,374	7,589	90,963

Capital expenditures (1)	10,372	231	10,603	6,941	530	7,471
Depreciation and amortization (1)(2)	6,879	493	7,372	6,209	439	6,648
Intersegment sales	8,160	189	8,349	5,685	295	5,980

	Six Months Ended			Six Months Ended
	June 27, 2026			June 28, 2025
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$487,455	$86,139	$573,594	$442,244	$86,200	$528,444

Significant Segment Expenses
Cost of Sales	245,038	54,439	299,477	220,161	55,576	275,737
Segment selling, general and administrative expense	88,003	16,043	104,046	83,802	15,836	99,638
Research, development and engineering expense	13,694	734	14,428	11,453	661	12,114
Segment income	140,720	14,923	155,643	126,828	14,127	140,955

Capital expenditures (1)	17,599	288	17,887	12,840	742	13,582
Depreciation and amortization (1)(2)	13,708	999	14,707	13,409	853	14,262
Intersegment sales	13,823	308	14,131	12,369	358	12,727

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total segment income	$96,854	$90,963	$155,643	$140,955
Corporate expense, net	13,746	11,145	23,176	18,865
Acquisition and restructuring related expense	748	1,565	1,253	3,491
Amortization of intangible assets	6,361	6,870	12,727	13,705
Operating income	75,999	71,383	118,487	104,894
Interest expense, net	16,981	13,650	28,488	27,301
Loss on debt extinguishment	1,836	—	2,037	—
Other income, net	(2,079)	(1,706)	(1,413)	(527)
Total other expense	16,738	11,944	29,112	26,774
Income from operations before income taxes	$59,261	$59,439	$89,375	$78,120

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income attributable to common stockholders	$45,617	$44,799	$68,976	$59,132

Weighted average number of common shares outstanding, basic	216,352,470	216,382,177	216,844,828	216,175,618
Effect of dilutive securities(a)	4,454,205	5,452,011	4,761,798	5,680,438
Weighted average number of common shares outstanding, diluted	220,806,675	221,834,188	221,606,626	221,856,056

Earnings per share attributable to common stockholders, basic	$0.21	$0.21	$0.32	$0.27
Earnings per share attributable to common stockholders, diluted	$0.21	$0.20	$0.31	$0.27

(a) For the three months ended June 27, 2026 and June 28, 2025, there were potential common shares totaling approximately 2.5 million and 2.6 million, respectively, and for the six months ended June 27, 2026 and June 28, 2025, there were potential common shares totaling approximately 2.2 million and 2.0 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of the Company’s Common Stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) and MSD Partners, L.P. and CCMP Capital Advisors, LP on behalf of a putative class of stockholders who acquired shares of

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
the Company’s Common Stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed on March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's Common Stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") by, among other things, making materially false or misleading statements regarding inventory, growth, and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint making substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval. On February 28, 2026, the Court granted preliminary approval of settlement. On July 28, 2026, the Court ordered final approval of the settlement. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
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
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. During the three months ended June 27, 2026, the remaining $9.9 million of the Securities Class Action settlement was paid. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible range of the financial obligation that we may incur to resolve the Derivative Actions. Additional expenses incurred, if any, related to these cases are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.
Contingencies
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company has received, and

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
may be eligible to receive additional refunds of certain tariffs it paid that were levied under the IEEPA. The availability, amount and timing of any additional refunds is uncertain and subject to further developments. In the event the Company receives additional refunds of tariffs previously paid, it may elect or be required to return a portion of such amounts to customers that provided the Company tariff relief and/or price concessions. Any such obligations could reduce any benefit from a refund. No material refund asset or liability has been recorded as of the three months ended June 27, 2026.
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 27, 2026	June 28, 2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,128	$2,783
Finance leases	631	344
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 27, 2026	December 31, 2025
Operating leases
Other non-current assets	$49,999	$54,242
Accrued expenses and other liabilities	8,816	10,048
Other non-current liabilities	48,134	51,351
Total operating lease liabilities	56,950	61,399

Finance leases
Property, plant and equipment	4,882	4,262
Accumulated depreciation	(975)	(588)
Property, plant and equipment, net	3,907	3,674

Current maturities of long-term debt	1,005	839
Long-term debt	2,899	2,800
Total finance lease liabilities	$3,904	$3,639

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
Dividends paid
For the three and six months ended June 27, 2026 and June 28, 2025, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
On July 28, 2025, the Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its outstanding shares of Common Stock, which authorization expires on July 28, 2028.
During the three months ended June 27, 2026, the Company repurchased approximately 4.1 million shares of Common Stock in the open market at an average price per share of $14.24, for an aggregate consideration of approximately $58.0 million, as part of the Share Repurchase Program.
For the six months ended June 27, 2026, the Company repurchased approximately 4.4 million shares of Common Stock in the open market at an average price per share of $14.43, for an aggregate consideration of approximately $63.8 million, as part of the Share Repurchase Program. As of June 27, 2026, $382.3 million remained available for additional share repurchases under the program.
The Company had no repurchases during the three or six months ended June 28, 2025 under the previous share repurchase authorization.
15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and six months ended June 27, 2026 was $4.0 million and $7.6 million, respectively, and was $3.4 million and $6.3 million, respectively, for the three and six months ended June 28, 2025.
The Company has established two equity incentive plans, the 2021 Equity Incentive Plan (the ~~“~~2021 Plan~~”~~), as described below, and the 2017 Equity Incentive Plan. The Company no longer grants awards under the 2017 Equity Incentive Plan.
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Plan. Under the 2021 Plan, up to 13,737,500 shares of Common Stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2021 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2021 Plan.
Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The vesting period of stock options and restricted stock units granted under the 2021 Plan is generally three years from the date of grant.
During the six months ended June 27, 2026, the Company granted 692,439 time-based restricted stock units and 322,873 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $15.45 and $16.58, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Business restructuring costs (income)	$748	$(8)	$1,253	$205
Acquisition transaction and integration costs	—	1,573	—	3,286
Total	$748	$1,565	$1,253	$3,491
Restructuring
During the three months ended June 27, 2026, the Company incurred $0.7 million of costs as part of a transformation program in E&RW. During the six months ended June 27, 2026, the Company incurred $1.3 million in costs which includes costs for a transformation program in E&RW and termination benefits for the restructuring of several teams in NAM.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended June 28, 2025, the Company incurred a reduction in expense of $0.2 million to finalize the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The finalized total cost to execute the program was $5.7 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2026 Activity
	Liability as of January 1, 2026	Costs Recognized	Cash Payments	Liability as of June 27, 2026
One-time termination benefits	$831	$1,253	$(883)	$1,201
Facility-related	9	—	(9)	—
Other	8	—	(8)	—
Total	$848	$1,253	$(900)	$1,201

		2025 Activity
	Liability as of January 1, 2025	Costs Recognized	Cash Payments	Liability as of June 28, 2025
One-time termination benefits	$1,534	$205	$(363)	$1,376
Other	28	—	(28)	—
Total	$1,562	$205	$(391)	$1,376
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

17. Related-Party Transactions
During the three and six months ended June 27, 2026 and June 28, 2025, the Company did not incur any significant related-party transactions.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Unrecognized (Losses) Gain on Derivative Instruments for Net Investment Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2025	$(7,996)	$3,283	$—	$(4,713)
Other comprehensive (loss) income before reclassifications	(2,923)	3,791	—	868
Amounts reclassified from accumulated other comprehensive income	—	(1,364)	—	(1,364)
Net current period other comprehensive (loss) income	(2,923)	2,427	—	(496)
Tax amounts	—	(607)	—	(607)
Balance at March 28, 2026	$(10,919)	$5,103	$—	$(5,816)
Other comprehensive (loss) income before reclassifications	(3,092)	1,177	1,596	(319)
Amounts reclassified from accumulated other comprehensive income	—	(1,515)	(125)	(1,640)
Net current period other comprehensive (loss) income	(3,092)	(338)	1,471	(1,959)
Tax amounts	—	182	(346)	(164)
Balance at June 27, 2026	$(14,011)	$4,947	$1,125	$(7,939)

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive (loss) income before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive income (loss)	3,729	(6,250)	(2,521)
Tax amounts	—	1,562	1,562
Balance at March 29, 2025	$(20,991)	$8,535	$(12,456)
Other comprehensive (loss) income before reclassifications	12,607	(767)	11,840
Amounts reclassified from accumulated other comprehensive income	—	(2,398)	(2,398)
Net current period other comprehensive income (loss)	12,607	(3,165)	9,442
Tax amounts	—	792	792
Balance at June 28, 2025	$(8,384)	$6,162	$(2,222)

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
NAM manufactures and sells a complete line of residential and commercial swimming pool equipment and supplies in the United States and Canada, and manufactures and sells industrial flow control products.
E&RW manufactures and sells residential and commercial swimming pool equipment and supplies in Europe, Central and South America, the Middle East, Australia and other Asia Pacific countries.
NAM accounted for 87% and 85% of total net sales for the three months ended June 27, 2026 and June 28, 2025, respectively, and E&RW accounted for 13% and 15% of total net sales for the three months ended June 27, 2026 and June 28, 2025, respectively.
NAM accounted for 85% and 84% of total net sales for the six months ended June 27, 2026 and June 28, 2025, respectively, and E&RW accounted for 15% and 16% of total net sales for the six months ended June 27, 2026 and June 28, 2025, respectively.
Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and six months ended June 27, 2026 and June 28, 2025 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. This resulted in one fewer working day for the six months ended June 27, 2026 compared to the 2025 period.
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
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company has received, and may be eligible to receive additional refunds of certain tariffs it paid that were levied under the IEEPA. The availability, amount and timing of any additional refunds is uncertain and subject to further developments. This uncertainty, as well as the direct impact of tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in certain markets, which has negatively impacted our results in our E&RW segment. See “—Segment—Europe & Rest of World,” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.
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

For information about our use of Non-GAAP measures and a reconciliation of these metrics to the most directly comparable GAAP measures see, “—Non-GAAP Reconciliations.”

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and six months ended June 27, 2026 and June 28, 2025 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$318,378	$299,603	$573,594	$528,444
Cost of sales	163,327	152,149	299,842	275,737
Gross profit	155,051	147,454	273,752	252,707
Selling, general and administrative expense	64,271	61,508	126,857	118,503
Research, development and engineering expense	7,672	6,128	14,428	12,114
Acquisition and restructuring related expense	748	1,565	1,253	3,491
Amortization of intangible assets	6,361	6,870	12,727	13,705
Operating income	75,999	71,383	118,487	104,894
Interest expense, net	16,981	13,650	28,488	27,301
Loss on debt extinguishment	1,836	—	2,037	—
Other income, net	(2,079)	(1,706)	(1,413)	(527)
Total other expense	16,738	11,944	29,112	26,774
Income from operations before income taxes	59,261	59,439	89,375	78,120
Provision for income taxes	13,644	14,640	20,399	18,988
Net income	$45,617	$44,799	$68,976	$59,132
Adjusted net income (a)	$57,760	$52,245	$87,599	$74,332
Adjusted EBITDA (a)	$92,715	$88,236	$149,096	$137,338
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales increased to $318.4 million for the three months ended June 27, 2026 from $299.6 million for the three months ended June 28, 2025, an increase of $18.8 million, or 6.3%. See the segment discussion below for further information.
Net sales increased to $573.6 million for the six months ended June 27, 2026 from $528.4 million for the six months ended June 28, 2025, an increase of $45.2 million, or 8.5%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Price, net of discounts and allowances	6.1%	7.2%
Currency and other	0.3	0.9
Volume	(0.1)	0.4
Total	6.3%	8.5%
The net sales increase for the three months ended June 27, 2026 was driven by positive net price to offset inflation and tariffs and the favorable impact from foreign currency translation.
The net sales increase for the six months ended June 27, 2026 was driven by positive net price to offset inflation and tariffs, the favorable impact from foreign currency translation, and a modest increase in volume.

Gross profit and gross profit margin
Gross profit increased to $155.1 million for the three months ended June 27, 2026 from $147.5 million for the three months ended June 28, 2025, an increase of $7.6 million, or 5.2%.
Gross profit margin decreased to 48.7% for the three months ended June 27, 2026 compared to 49.2% for the three months ended June 28, 2025, a decrease of 50 basis points, primarily due to an increase in cost of sales driven by inflation and tariffs, partially offset by positive net price.
Gross profit increased to $273.8 million for the six months ended June 27, 2026 from $252.7 million for the six months ended June 28, 2025, an increase of $21.1 million, or 8.3%.
Gross profit margin decreased to 47.7% for the six months ended June 27, 2026 compared to 47.8% for the six months ended June 28, 2025, a decrease of 10 basis points, primarily due to an increase in costs driven by inflation and tariffs, partially offset by positive net price.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) increased to $64.3 million for the three months ended June 27, 2026 from $61.5 million for the three months ended June 28, 2025, an increase of $2.8 million, or 4.5%, primarily due to higher incentive compensation.
As a percentage of net sales, SG&A decreased to 20.2% for the three months ended June 27, 2026 as compared to 20.5% for the three months ended June 28, 2025, a decrease of 30 basis points, as the growth in net sales exceeded the growth in SG&A.
SG&A increased to $126.9 million for the six months ended June 27, 2026 from $118.5 million for the six months ended June 28, 2025, an increase of $8.4 million, or 7.0%, driven by higher incentive compensation, incremental advertising expense, higher salary costs driven by investments in our selling teams and wage inflation and increased software costs.
As a percentage of net sales, SG&A decreased to 22.1% for the six months ended June 27, 2026 as compared to 22.4% for six months ended June 28, 2025, a decrease of 30 basis points, as the growth in net sales exceeded the growth in SG&A.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $7.7 million for the three months ended June 27, 2026 from $6.1 million for the three months ended June 28, 2025, an increase of $1.6 million, or 25.2%. RD&E spend continues to be focused on new product development and new product performance improvements.
As a percentage of net sales, RD&E increased to 2.4% for the three months ended June 27, 2026 as compared to 2.0% for the three months ended June 28, 2025, an increase of 40 basis points.
RD&E increased to $14.4 million for the six months ended June 27, 2026 from $12.1 million for the six months ended June 28, 2025, an increase of $2.3 million, or 19.1%.
As a percentage of net sales, RD&E was 2.5% for the six months ended June 27, 2026 compared to 2.3% for the six months ended June 28, 2025, an increase of 20 basis points.
Acquisition and restructuring related expense
For the three months ended June 27, 2026, we incurred $0.7 million of acquisition and restructuring related expense as compared to $1.6 million of expense for the three months ended June 28, 2025. The expense in the three months ended June 27, 2026 was driven by costs associated with a restructuring action in the E&RW segment, while the prior period expense was primarily driven by costs associated with the acquisition of ChlorKing HoldCo, LLC and related entities (“ChlorKing”), including the deferred purchase price recognized as compensation cost over the 12-month service period from the date of acquisition.
For the six months ended June 27, 2026, we incurred $1.3 million of acquisition and restructuring related expense as compared to $3.5 million of expense for the six months ended June 28, 2025. The expense in the six months ended June 27, 2026 was driven by costs associated with restructuring actions, while the expense in the six months ended June 28, 2025 primarily included the deferred purchase price recognized as compensation cost related to the acquisition of ChlorKing.
See Note 16. Acquisitions and Restructuring.

Amortization of intangible assets
For the three months ended June 27, 2026, amortization of intangible assets decreased by $0.5 million compared to the three months ended June 28, 2025 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
For the six months ended June 27, 2026, amortization of intangible assets decreased $1.0 million compared to the six months ended June 28, 2025 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three and six months ended June 27, 2026, operating income increased by $4.6 million and $13.6 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, increased to $17.0 million for the three months ended June 27, 2026 from $13.7 million for the three months ended June 28, 2025, an increase of $3.3 million, or 24.4%. The increase was primarily due to $5.2 million of debt financing costs from the entry into the Credit Agreement (as defined below) on June 23, 2026, partially offset by higher interest income on cash deposits and lower net interest expense on bank debt.
Interest expense, net, for the three months ended June 27, 2026 consisted of $19.1 million of interest expense on the outstanding debt, including $5.2 million of debt financing costs, and $0.9 million of amortization of deferred financing fees, partially offset by $3.0 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.13% for the three months ended June 27, 2026.
Interest expense, net, for the three months ended June 28, 2025 consisted of $15.1 million of interest expense on the outstanding debt and $1.1 million of amortization of deferred financing fees, partially offset by $2.5 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.52% for the three months ended June 28, 2025.
Interest expense, net, increased to $28.5 million for the six months ended June 27, 2026 from $27.3 million for the six months ended June 28, 2025, an increase of $1.2 million or 4.3%. The increase was primarily due to the $5.2 million of debt financing costs discussed above, partially offset by increased interest income on cash investment balances and lower net interest expense on bank debt.
Interest expense, net, for the six months ended June 27, 2026 consisted of $32.7 million of interest on the outstanding debt, including $5.2 million of debt financing costs, and $1.7 million of amortization of deferred financing fees, partially offset by $5.9 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.18% for the six months ended June 27, 2026.
Interest expense, net, for the six months ended June 28, 2025 consisted of $29.4 million of interest on the outstanding debt and $1.9 million of amortization of deferred financing fees, partially offset by $4.0 million of interest income on cash deposits. The effective interest rate on our borrowings, including the impact of interest rate hedges, was 6.41% for the six months ended June 28, 2025.
Loss on debt extinguishment
A $1.8 million and $2.0 million loss on debt extinguishment for the three and six months ended June 27, 2026, respectively, was incurred primarily as a result of the Company's debt refinancing in June 2026 in connection with the entry into the Credit Agreement. The Company also incurred a loss on debt extinguishment as a result of the voluntary repayment of the principal balance for a portion of other bank debt in February 2026. There was no loss on debt extinguishment for the three and six months ended June 28, 2025.
Provision for income taxes
We incurred income tax expense of $13.6 million for the three months ended June 27, 2026, compared to income tax expense of $14.6 million for the three months ended June 28, 2025, a decrease of $1.0 million, or 6.8%.
The decrease in the Company’s effective tax rate from 24.6% for the three months ended June 28, 2025 to 23.0% for the three months ended June 27, 2026 was primarily due to lower state taxes.

We incurred income tax expense of $20.4 million for the six months ended June 27, 2026, compared to income tax expense of $19.0 million for the six months ended June 28, 2025, an increase of $1.4 million, or 7.4%. While pretax income increased 14.4% for the six months ended June 27, 2026, the effective tax rate decreased, resulting in a 7.4% increase in income tax expense compared to the six months ended June 28, 2025.
The decrease in the Company’s effective tax rate from 24.3% for the six months ended June 28, 2025 to 22.8% for the six months ended June 27, 2026 was primarily due to lower state taxes.
Net income and net income margin
As a result of the foregoing, net income increased by $0.8 million and $9.8 million, respectively, for the three and six months ended June 27, 2026.
Net income margin decreased to 14.3% for the three months ended June 27, 2026 compared to 15.0% for the three months ended June 28, 2025, a decrease of 70 basis points.
Net income margin increased to 12.0% for the six months ended June 27, 2026 compared to 11.2% for the six months ended June 28, 2025, an increase of 80 basis points.
Adjusted net income and Adjusted net income margin
Adjusted net income increased to $57.8 million for the three months ended June 27, 2026 from $52.2 million for the three months ended June 28, 2025, an increase of $5.5 million, or 10.6%, driven primarily by increased net sales.
Adjusted net income margin increased to 18.1% for the three months ended June 27, 2026 compared to 17.4% for the three months ended June 28, 2025, an increase of 70 basis points.
Adjusted net income increased to $87.6 million for the six months ended June 27, 2026 from $74.3 million for the six months ended June 28, 2025, an increase of $13.3 million, or 17.8%, driven primarily by increased net sales.
Adjusted net income margin increased to 15.3% for the six months ended June 27, 2026 compared to 14.1% for the six months ended June 28, 2025, an increase of 120 basis points.
See “— Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted net income margin to the most directly comparable GAAP metric.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $92.7 million for the three months ended June 27, 2026 from $88.2 million for the three months ended June 28, 2025, an increase of $4.5 million, or 5.1%, driven primarily by increased net sales.
Adjusted EBITDA margin decreased to 29.1% for the three months ended June 27, 2026 compared to 29.5% for the three months ended June 28, 2025, a decrease of 40 basis points.
Adjusted EBITDA increased to $149.1 million for the six months ended June 27, 2026 from $137.3 million for the six months ended June 28, 2025, an increase of $11.8 million, or 8.6%, driven primarily by increased net sales.
Adjusted EBITDA margin remained consistent at 26.0% for both the six months ended June 27, 2026 and June 28, 2025.
See “— Non-GAAP Reconciliations” for a reconciliation of adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP metric.

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

North America

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$277,658	$255,175	$487,455	$442,244
Gross profit	$139,989	$130,840	$242,410	$222,083
Gross profit margin %	50.4%	51.3%	49.7%	50.2%
Segment income	$90,214	$83,374	$140,720	$126,828
Segment income margin %	32.5%	32.7%	28.9%	28.7%
Adjusted segment income (a)	$97,093	$89,070	$154,428	$139,727
Adjusted segment income margin % (a)	35.0%	34.9%	31.7%	31.6%
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales increased to $277.7 million for the three months ended June 27, 2026 from $255.2 million for the three months ended June 28, 2025, an increase of $22.5 million, or 8.8%.
Net sales increased to $487.5 million for the six months ended June 27, 2026 from $442.2 million for the six months ended June 28, 2025, an increase of $45.3 million, or 10.2%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Price, net of allowances and discounts	7.0%	8.4%
Volume	1.8%	1.7%
Currency and other	—%	0.1%
Total	8.8%	10.2%
The net sales increase for the three months ended June 27, 2026 was driven primarily by positive net price to offset inflation and tariffs and an increase in volume.
The net sales increase for the six months ended June 27, 2026 was driven primarily by positive net price to offset inflation and tariffs and an increase in volume.
Gross profit and gross profit margin
Gross profit increased to $140.0 million for the three months ended June 27, 2026 from $130.8 million for the three months ended June 28, 2025, an increase of $9.2 million, or 7.0%.
Gross profit margin decreased to 50.4% for the three months ended June 27, 2026 from 51.3% for the three months ended June 28, 2025, a decrease of 90 basis points. Gross profit margin decreased primarily due to increased costs from inflation and tariffs, partially offset by positive net price impact.
Gross profit increased to $242.4 million for the six months ended June 27, 2026 from $222.1 million for the six months ended June 28, 2025, an increase of $20.3 million, or 9.2%.
Gross profit margin decreased to 49.7% for the six months ended June 27, 2026 from 50.2% for the six months ended June 28, 2025, a decrease of 50 basis points. Gross profit margin decreased primarily due to increased costs from inflation and tariffs, partially offset by positive net price impact.
Segment income and segment income margin
Segment income increased to $90.2 million for the three months ended June 27, 2026 from $83.4 million for the three months ended June 28, 2025, an increase of $6.8 million, or 8.2%. This was primarily attributable to the increase in net sales as discussed above, partially offset by higher SG&A expense due to higher incentive compensation.
Segment income margin decreased to 32.5% for the three months ended June 27, 2026 from 32.7% for the three months ended June 28, 2025, a decrease of 20 basis points.

Segment income increased to $140.7 million for the six months ended June 27, 2026 from $126.8 million for the six months ended June 28, 2025, an increase of $13.9 million, or 11.0%. This was primarily attributable to the increase in net sales as discussed above, partially offset by higher SG&A expense due to incremental advertising expense, higher incentive compensation, higher salary costs driven by investments in our selling teams and wage inflation.
Segment income margin increased to 28.9% for the six months ended June 27, 2026 from 28.7% for the six months ended June 28, 2025, an increase of 20 basis points. The increase was driven by the same factors as the increase in segment income discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $97.1 million for the three months ended June 27, 2026 from $89.1 million for the three months ended June 28, 2025, an increase of $8.0 million, or 9.0%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliations.”
Adjusted segment income margin increased to 35.0% for the three months ended June 27, 2026 from 34.9% for the three months ended June 28, 2025, an increase of 10 basis points.
Adjusted segment income increased to $154.4 million for the six months ended June 27, 2026 from $139.7 million for the six months ended June 28, 2025, an increase of $14.7 million, or 10.5%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliations.”
Adjusted segment income margin increased to 31.7% for the six months ended June 27, 2026 from 31.6% for the six months ended June 28, 2025, an increase of 10 basis points.
Refer to “—Non-GAAP Reconciliations” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$40,720	$44,428	$86,139	$86,200
Gross profit	$15,419	$16,614	$31,699	$30,624
Gross profit margin %	37.9%	37.4%	36.8%	35.5%
Segment income	$6,640	$7,589	$14,923	$14,127
Segment income margin %	16.3%	17.1%	17.3%	16.4%
Adjusted segment income (a)	$7,365	$8,028	$16,156	$14,980
Adjusted segment income margin % (a)	18.1%	18.1%	18.8%	17.4%
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales decreased to $40.7 million for the three months ended June 27, 2026 from $44.4 million for the three months ended June 28, 2025, a decrease of $3.7 million, or 8.3%.
Net sales decreased to $86.1 million for the six months ended June 27, 2026 from $86.2 million for the six months ended June 28, 2025, a decrease of $0.1 million, or 0.1%.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Volume	(11.6)	(6.2)
Currency and other	2.1	5.1
Price, net of allowances and discounts	1.2	1.0
Total	(8.3)%	(0.1)%
The net sales decrease for the three months ended June 27, 2026 was primarily due to a decline in volume, partially offset by the favorable impact of foreign currency translation and positive net price. The decrease in volume was driven by the impact of geopolitical conflicts in the Middle East.

Net sales for the six months ended June 27, 2026 remained relatively flat compared to the six months ended June 28, 2025. A decline in volume primarily driven by the geopolitical conflicts in the Middle East was mostly offset by the favorable impact from foreign currency translation and positive net price to offset inflation.
Gross profit and Gross profit margin
Gross profit decreased to $15.4 million for the three months ended June 27, 2026 from $16.6 million for the three months ended June 28, 2025, a decrease of $1.2 million, or 7.2%.
Gross profit margin increased to 37.9% for the three months ended June 27, 2026 from 37.4% for the three months ended June 28, 2025, an increase of 50 basis points, primarily driven by operational efficiencies.
Gross profit increased to $31.7 million for the six months ended June 27, 2026 from $30.6 million for the six months ended June 28, 2025, an increase of $1.1 million, or 3.5%.
Gross profit margin increased to 36.8% for the six months ended June 27, 2026 from 35.5% for the six months ended June 28, 2025, an increase of 130 basis points, primarily driven by operational efficiencies.
Segment income and Segment income margin
Segment income decreased to $6.6 million for the three months ended June 27, 2026 from $7.6 million for the three months ended June 28, 2025, a decrease of $1.0 million, or 12.5%. This was primarily driven by the decrease in net sales as discussed above.
Segment income margin decreased by 80 basis points from 17.1% for the three months ended June 28, 2025 to 16.3% for the three months ended June 27, 2026, primarily resulting from the decrease in net sales as discussed above.
Segment income increased to $14.9 million for the six months ended June 27, 2026 from $14.1 million for the six months ended June 28, 2025, an increase of $0.8 million, or 5.6%. This was driven by the factors discussed above.
Segment income margin increased by 90 basis points to 17.3% for the six months ended June 27, 2026 as compared to 16.4% for the six months ended June 28, 2025.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $7.4 million for the three months ended June 27, 2026 from $8.0 million for the three months ended June 28, 2025, a decrease of $0.6 million, or 8.3%. This was primarily driven by the decrease in net sales as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliations” below.
Adjusted segment income margin remained relatively flat at 18.1% for both the three months ended June 27, 2026 and June 28, 2025.
Adjusted segment income increased to $16.2 million for the six months ended June 27, 2026 from $15.0 million for the six months ended June 28, 2025, an increase of $1.2 million, or 7.9%. This was primarily driven by the increase in gross profit as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliations” below.
Adjusted segment income margin increased to 18.8% for the six months ended June 27, 2026 from 17.4% for the six months ended June 28, 2025, an increase of 140 basis points.
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
EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, adjusted EBITDA, adjusted segment income and adjusted net income should not be construed as indicators of a company’s operating performance in isolation from, or as a substitute for, net income (loss) and segment income, which are prepared in accordance with GAAP. We have presented EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted segment income, adjusted segment income margin, adjusted net income, adjusted net income margin and adjusted diluted earnings per share solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. In the future we may incur expenses such as those added back to calculate adjusted EBITDA, adjusted segment income and adjusted net income. Our presentation of adjusted EBITDA, adjusted segment income and adjusted net income should not be construed as an inference that our future results will be unaffected by these items.

Net Income and Net Income Margin to Adjusted EBITDA and Adjusted EBITDA Margin
Following is a reconciliation from net income and net income margin to adjusted EBITDA and adjusted EBITDA margin:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$45,617	$44,799	$68,976	$59,132
Depreciation	5,913	5,254	11,862	11,517
Amortization	8,247	8,631	16,428	17,166
Interest expense, net	16,981	13,650	28,488	27,301
Income taxes	13,644	14,640	20,399	18,988
Loss on debt extinguishment	1,836	—	2,037	—
EBITDA	92,238	86,974	148,190	134,104
Stock-based compensation (a)	—	11	—	57
Currency exchange items (b)	(505)	778	(581)	772
Acquisition and restructuring related expense, net (c)	748	1,565	1,253	3,491
Other (d)	234	(1,092)	234	(1,086)
Total Adjustments	477	1,262	906	3,234
Adjusted EBITDA	$92,715	$88,236	$149,096	$137,338

Net income margin	14.3%	15.0%	12.0%	11.2%
Adjusted EBITDA margin	29.1%	29.5%	26.0%	26.0%

(a)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s IPO.

(b)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(c)
Adjustments in the three months ended June 27, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW.

Adjustments in the three months ended June 28, 2025 were primarily driven by $1.5 million of transaction and integration costs associated with the acquisition of ChlorKing and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.

Adjustments in the six months ended June 27, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW and $0.5 million of termination benefits associated with the restructuring of several teams.

Adjustments in the six months ended June 28, 2025 were primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.2 million of separation costs for the consolidation of operations in North America and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.

(d)
Adjustments in the three and six months ended June 27, 2026 primarily included $0.2 million of non-recurring transition costs related to the restructuring in E&RW.

Adjustments in the three and six months ended June 28, 2025 primarily included $1.1 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

Net Income and Net Income Margin to Adjusted Net Income and Adjusted Net Income Margin
Following is a reconciliation from net income and net income margin to adjusted net income and adjusted net income margin:

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$45,617	$44,799	$68,976	$59,132
Tax adjustments (a)	18	(9)	(258)	(192)
Other adjustments and amortization:
Stock-based compensation (b)	—	11	—	57
Currency exchange items (c)	(505)	778	(581)	772
Acquisition and restructuring related expense, net (d)	748	1,565	1,253	3,491
Other (e)	234	(1,092)	234	(1,086)
Total other adjustments	477	1,262	906	3,234
Loss on debt extinguishment	1,836	—	2,037	—
Amortization	8,247	8,631	16,428	17,166
Debt refinancing fees (f)	5,186	—	5,186	—
Tax effect (g)	(3,621)	(2,438)	(5,676)	(5,008)
Adjusted net income	$57,760	$52,245	$87,599	$74,332

Net income margin	14.3%	15.0%	12.0%	11.2%
Adjusted net income margin	18.1%	17.4%	15.3%	14.1%

Weighted average number of common shares outstanding, basic	216,352,470	216,382,177	216,844,828	216,175,618
Weighted average number of common shares outstanding, diluted	220,806,675	221,834,188	221,606,626	221,856,056

Basic EPS	$0.21	$0.21	$0.32	$0.27
Diluted EPS	$0.21	$0.20	$0.31	$0.27

Adjusted basic EPS	$0.27	$0.24	$0.40	$0.34
Adjusted diluted EPS	$0.26	$0.24	$0.40	$0.34

(a)
Tax adjustments for the three and six months ended June 27, 2026 reflected a normalized tax rate of 23.0% and 23.1%, respectively, compared to the Company’s effective tax rate of 23.0% and 22.8%, respectively. The Company’s effective tax rate for the three and six months ended June 27, 2026 approximated the normalized tax rate as the net impact of discrete tax items was not significant. Tax adjustments for the three and six months ended June 28, 2025 reflect a normalized tax rate of 24.6% and 24.6% compared to the Company's effective tax rate of 24.6% and 24.3%, respectively. The Company’s effective tax rate for the three and six months ended June 28, 2025 primarily included the tax benefits resulting from stock-based compensation.

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
(d)
Adjustments in the three months ended June 27, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW.

Adjustments in the three months ended June 28, 2025 were primarily driven by $1.5 million of transaction and integration costs associated with the acquisition of ChlorKing and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.

Adjustments in the six months ended June 27, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW and $0.5 million of termination benefits associated with the restructuring of several teams.

Adjustments in the six months ended June 28, 2025 were primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.2 million of separation costs for the consolidation of operations in North America and $0.2 million of termination benefits related to a reduction-in-force within E&RW, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.
(e)	Adjustments in the three and six months ended June 27, 2026 primarily included $0.2 million of non-recurring transition costs related to the restructuring in E&RW.

Adjustments in the three and six months ended June 28, 2025 primarily included $1.1 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.
(f)	Represents non-recurring professional fees expensed as part of our credit facility refinance for the portion of debt that was accounted for as a modification.
(g)	The tax effect represented the immediately preceding adjustments at the normalized tax rates as discussed in footnote (a) above.

Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for NAM (dollars in thousands):

NAM	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Segment income	$90,214	$83,374	$140,720	$126,828
Depreciation	4,994	4,448	10,007	9,948
Amortization	1,885	1,761	3,701	3,461
Other (a)	—	(513)	—	(510)
Total adjustments	6,879	5,696	13,708	12,899
Adjusted segment income	$97,093	$89,070	$154,428	$139,727

Segment income margin	32.5%	32.7%	28.9%	28.7%
Adjusted segment income margin	35.0%	34.9%	31.7%	31.6%

(a)	Adjustments in the three and six months ended June 28, 2025 for NAM primarily included $0.5 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.
Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for E&RW (dollars in thousands):

E&RW	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Segment income	$6,640	$7,589	$14,923	$14,127
Depreciation	491	439	999	853
Other (a)	234	—	234	—
Total adjustments	725	439	1,233	853
Adjusted segment income	$7,365	$8,028	$16,156	$14,980

Segment income margin	16.3%	17.1%	17.3%	16.4%
Adjusted segment income margin	18.1%	18.1%	18.8%	17.4%

(a)	Adjustments in the three and six months ended June 27, 2026 primarily included $0.2 million for non-recurring transition costs related to the restructuring in E&RW.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and availability under the Revolving Facility (as defined below).
Primary working capital requirements are for raw materials, components and certain finished goods inventories and supplies, payroll, manufacturing, freight and distribution, facility, and other operating expenses. Cash flows from operating activities and working capital requirements fluctuate during the year, driven primarily by the seasonal demand for our products, an Early Buy program, the timing of inventory purchases and receipt of customer payments, and as such, the utilization of the Revolving Facility may fluctuate during the year.
Unrestricted cash and cash equivalents totaled $304.1 million as of June 27, 2026, which was a decrease of $25.5 million from $329.6 million at December 31, 2025. As of June 27, 2026 and December 31, 2025, the Company had $179.3 million and $69.5 million, respectively, in time deposits and commercial paper, which were included in short-term investments on the unaudited condensed consolidated balance sheets.
We focus on increasing cash flow, solidifying the liquidity position through working capital initiatives, and paying our debt obligations, while continuing to fund business growth initiatives and return of capital to stockholders. We believe that net cash provided by operating activities and availability under the Revolving Facility will be adequate to finance our working capital requirements, inclusive of capital expenditures, and debt service over the next 12 months.

Beyond the next 12 months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology, research and development activities, potential share repurchases and any potential merger and acquisition activity. The Company’s material contractual obligations include outstanding debt, operating leases and finance leases. For additional details related to the Company’s long-term contractual obligations for long-term debt, see Note 7 and for contractual obligations for leases see Note 13. We believe the combination of our current cash level, net cash provided by operating activities, and availability under the Revolving Facility will be sufficient to satisfy the above requirements.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other income, net” line in the unaudited condensed consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the six months ended June 27, 2026. During the six months ended June 28, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of June 28, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the six months ended June 28, 2025 was $0.9 million.
Long-Term Debt, Net
Long-term debt, net, consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Term Facility, due June 23, 2033	$960,000	$955,000
Other bank debt	1,317	4,826
Finance lease obligations	3,904	3,639
Subtotal	965,221	963,465
Less: Current portion of the long-term debt	(10,811)	(13,261)
Less: Unamortized debt issuance costs	(8,797)	(6,657)
Total	$945,613	$943,547
Amended and Restated Term Loan and Cash Flow Revolving Facility
On June 23, 2026, Hayward Industries, Inc. (the “US Borrower”), a New Jersey corporation and a wholly owned subsidiary of the Company, Hayward Pool Products Canada, Inc. / Produits de Piscines Hayward Canada, Inc., a Canadian federal corporation and a wholly owned subsidiary of the Company (together with the US Borrower, the “Borrowers”), and Hayward Intermediate, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, entered into an Amended and Restated First Lien Credit Agreement (the “Credit Agreement”), which Credit Agreement refinanced in full and extended the maturities of the Borrowers’ previously outstanding term loans (the “Prior Term Loans”). In connection with the entry into the Credit Agreement, the Borrowers’ previously outstanding asset-based revolving credit facility (the “Prior ABL Facility”) was terminated on June 23, 2026 with no outstanding borrowings.
Pursuant to the Credit Agreement, the Company (i) borrowed $960.0 million of new term loans (the “Term Loans”) in U.S. dollars under a seven-year term loan facility (the “Term Facility”) and (ii) entered into a $425.0 million five-year revolving credit facility available in U.S. dollars, Canadian dollars, British pounds sterling, Euros, Australian dollars and other approved currencies (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), which Revolving Facility includes a $100.0 million letter of credit sublimit and a $50.0 million swingline sublimit (with use under such sublimits reducing availability under the Revolving Facility). All outstanding principal under the Term Facility is due at maturity on June 23, 2033. The maturity date under the Revolving Facility is June 23, 2031.
The Term Loans bear interest, at the US Borrower’s option, at either (i) term SOFR (subject to a 0.50% floor) plus a margin of 2.00% per annum or (ii) the alternate base rate plus a margin of 1.00% per annum. The required quarterly payment of the Term Loans is 0.25% of the initial outstanding principal thereof. The US Borrower may voluntarily prepay the Term Loans in whole or in part, at any time, subject to a 1.00% prepayment premium in connection with certain repricing transactions and amendments occurring within the first six months after the closing date of the Term Facility. In addition, the Credit Agreement requires mandatory principal payments of the Term Loans to be made based on certain events, including annual excess cash flow (with the required prepayment percentage varying between 0% and 50% based on the first lien leverage ratio of the US Borrower and its restricted subsidiaries), non-ordinary course sales of assets and the incurrence of debt not otherwise permitted under the Credit Agreement, each subject to certain exceptions and thresholds as set forth in the Credit Agreement.
Borrowings under the Revolving Facility bear interest, at the Borrowers’ option, at either (i) term SOFR (subject to a 0.50% floor), term CORRA, SONIA, BBSY or EURIBOR (depending on the currency of the borrowing) plus a margin in a range of 1.25-2.00% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time) or (ii) the alternate base rate, the Canadian prime rate or the Canadian base rate (depending on the currency of the borrowing) plus a margin in a range of 0.25-1.00% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time). The Revolving Facility also requires a commitment fee on a quarterly basis at a rate in a range of 0.20-0.30% per annum (based on the total leverage ratio of the US Borrower and its restricted subsidiaries from time to time).
The Credit Facilities are guaranteed by substantially all of the Borrowers’ United States and Canadian wholly owned subsidiaries and collateralized by substantially all of the assets of the Borrowers and such guarantors, in each case, subject to customary exceptions.
As of June 27, 2026, the loan balance was zero on the Revolving Facility with borrowing availability of $425.0 million. As of June 27, 2026, the balance outstanding under the Term Facility was $960.0 million.
Prior ABL Facility
The borrowings under the Prior ABL Facility bore interest at a rate equal to the Term SOFR and a margin of between 1.25% to 1.75%, or at a base rate plus a margin of 0.25% to 0.75%.
For the year ended December 31, 2025, the average borrowing base under the Prior ABL Facility was $153.3 million, and the average loan balance outstanding was zero. As of December 31, 2025, the loan balance was zero with a borrowing availability of $124.9 million.
As of June 23, 2026, the Prior ABL Facility was terminated with no outstanding borrowings.
Prior Term Loans
The Term Loans refinanced in full the Prior Term Loans. The Prior Term Loans bore interest at a rate equal to a base rate or Term SOFR (subject to a 0.50% floor), plus, in either case, an applicable margin. The applicable margin was 2.75% per annum, with a stepdown to 2.50% per annum when net secured leverage of the US Borrower and its restricted subsidiaries was less than 2.5x.
For the three months ended June 27, 2026, the effective interest rate on borrowings under the combination of the Prior Term Loans from March 29, 2026 to June 22, 2026 and the Term Loans from June 23, 2026 to June 27, 2026, including the impact of an interest rate hedge, was 5.89%. The effective interest rate is comprised of 6.23% for interest and 0.29% for financing costs, partially offset by 0.63% for interest income on the interest rate swaps.
For the six months ended June 27, 2026, the effective interest rate on borrowings under the combination of the Prior Term Loans from January 1, 2026 to June 22, 2026 and the Term Loans from June 23, 2026 to June 27, 2026, including the impact of an interest rate hedge, was 5.94%. The effective interest rate is comprised of 6.26% for interest and 0.29% for financing costs, partially offset by 0.61% for interest income on the interest rate swaps.
Covenant Compliance
The Credit Agreement contains customary collateral requirements, restrictions, and covenants, including restrictions on indebtedness, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets and transactions with affiliates. The Credit Agreement also contains, for the benefit of the Revolving Facility only, covenants to maintain a maximum total leverage ratio and a minimum net interest coverage ratio. The Credit Agreement further contains customary events of default, including a change of control. As of June 27, 2026, the Company was in compliance with all covenants under the Credit Agreement. Refer to Note 7. “Long-Term Debt, Net” of Notes to unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities.
We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of June 27, 2026, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Six Months Ended
	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$171,563	$188,362
Net cash used in investing activities	(126,722)	(13,582)
Net cash used in financing activities	(69,523)	(8,052)
Effect of exchange rate changes on cash and cash equivalents	(849)	1,734
Change in cash and cash equivalents	$(25,531)	$168,462
Net cash provided by operating activities
Net cash provided by operating activities decreased to $171.6 million for the six months ended June 27, 2026 from $188.4 million for the six months ended June 28, 2025, a decrease of $16.8 million, or 8.9%. The decrease in cash provided was primarily driven by higher incremental payments for accrued expenses, mainly customer rebates and incentive plans, partially offset by an increase in net income.
Net cash used in investing activities
Net cash used in investing activities was $126.7 million for the six months ended June 27, 2026 compared to net cash used in investing activities of $13.6 million for the six months ended June 28, 2025, an increase of $113.1 million, or 833.0%. The increase in net cash used in investing activities was primarily driven by the net purchases of short-term investments.
Net cash used in financing activities
Net cash used in financing activities was $69.5 million for the six months ended June 27, 2026 compared to net cash used in financing activities of $8.1 million for the six months ended June 28, 2025, an increase of $61.4 million, or 763.4%. The increase in net cash used in financing activities was driven by increased purchases of common stock and debt issuance costs related to the entry into the Credit Agreement during June 2026.
Off-Balance Sheet Arrangements
As of June 27, 2026 and December 31, 2025, we had an aggregate of $3.3 million and $3.9 million, respectively, of outstanding letters of credit on our Revolving Facility and Prior ABL Facility.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K, which section is incorporated herein by reference. There have been no material changes to our critical accounting estimates during the six months ended June 27, 2026.
Recently Issued Accounting Standards
See Note 2. "Significant Accounting Policies" of Notes to our Unaudited Condensed Consolidated Financial Statementsfor additional information.
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

There have been no material changes in the currency fluctuation risk and interest rate risk during the six months ended June 27, 2026 from what we reported in our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 2, 2023, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP~~,~~ on behalf of a putative class of stockholders who acquired shares of the Company's common stock between March 2, 2022 and July 27, 2022. That action is captioned City of Southfield Fire and Police Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“City of Southfield”). On September 28, 2023, a second, related securities class action complaint was filed in the same court against the Company and certain of its current directors and officers (Kevin Holleran and Eifion Jones) as well as MSD Partners, L.P. and CCMP Capital Advisors, LP~~,~~ on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022. That action is captioned Erie County Employees’ Retirement System vs. Hayward Holdings, Inc., et al., 2:23-cv-04146-WJM-ESK (D.N.J.) (“Erie County”). On December 19, 2023, the Court issued a ruling consolidating the two securities class actions (City of Southfield and Erie County) under the City of Southfield docket (the “Securities Class Action”) and appointing a lead plaintiff. In a consolidated class action complaint filed on March 4, 2024, the lead plaintiff alleged on behalf of a putative class of stockholders who acquired shares of the Company's common stock between October 27, 2021 and July 28, 2022, among other things, that the Company, Kevin Holleran, and Eifion Jones violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, making materially false or misleading statements regarding inventory, growth and demand trends and the Company’s financial projections for 2022. On October 2, 2024, the Court issued an Opinion and Order dismissing the consolidated class action complaint and granting the lead plaintiff leave to file an amended complaint within 30 days. On November 1, 2024, the lead plaintiff filed a consolidated amended class action complaint asserting substantially similar allegations as in the consolidated class action complaint, but adding additional defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP. On December 18, 2024, the Company and all other defendants moved to dismiss the consolidated amended class action complaint. On June 4, 2025, the Court issued an Opinion and Order granting in part and denying in part the motion to dismiss. The Court thereafter ordered the parties to mediation. On November 20, 2025, the parties reported to the Court that they had reached a settlement in principle, which is subject to Court approval. On February 28, 2026, the Court granted preliminary approval of settlement. On July 28, 2026, the Court ordered final approval of the settlement. The Securities Class Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et~~.~~ al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”). On April 9, 2026, a fourth shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company captioned David Aitken vs. Kevin Holleran, et al., C.A. 2026-0472 (Del. Ch.) (the "Aitken Action," and together with the Heicklen, Hertzog, and Tackett Actions, the "Derivative Actions"). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and/or aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), 29(B) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The Aitken Action also alleges claims for unjust enrichment and waste of corporate assets. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett and Aitken Actions, defendants' time to respond to the complaint has not yet commenced.
We dispute the allegations of wrongdoing in the Securities Class Action and the Derivative Actions. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Derivative Actions. Additional expenses incurred, if any, related to these cases are subject to insurance recoveries pursuant to the Company’s retention amount with its insurance carriers.
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
The Company repurchased 4.1 million shares of its common stock under the Share Repurchase Program for the three months ended June 27, 2026. As of June 27, 2026, $382.3 million remained available under the current authorization for additional share repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
March 29 - May 2, 2026	800,000	$14.93	800,000	$428.3
May 3 - May 30, 2026	800,000	13.78	800,000	417.3
May 31- June 27, 2026	2,471,816	14.16	2,471,816	$382.3
Total	4,071,816	$14.24	4,071,816

(1)
On July 28, 2025, the Board of Directors authorized the Share Repurchase Program, which authorized the repurchase of up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 27, 2026, one of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into a contract, instruction, or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this contract, instruction, or written plan as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of such Rule 10b5-1 Trading Plan below.

On May 19, 2026, Susan M. Canning, our Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan provides for the sale, subject to certain conditions, of up to 27,500 shares of our common stock, together with 33.33% of the shares issuable upon the vesting or settlement of certain restricted stock unit and performance stock unit awards. Sales may be made under this trading plan through March 31, 2027, for a duration of 317 days.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+
Amended and Restated First Lien Credit Agreement, dated as of June 23, 2026, by and among Hayward Industries, Inc. and Hayward Pool Products Canada, Inc. / Produits de Piscines Hayward Canada, Inc., as the borrowers, Hayward Intermediate, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2026 and incorporated herein by reference).

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
+ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYWARD HOLDINGS, INC.

Date: July 29, 2026	By:	/s/ Eifion Jones
	Name:	Eifion Jones
	Title:	Senior Vice President & Chief Financial Officer