Form 10-Q
period 2026-09-26
Hayward Holdings, Inc.
filed 2026-10-28
CIK 1834622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number: 001-40208
Hayward Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
1415 Vantage Park Drive
Suite 400
Charlotte, NC
(Address of Principal Executive
Office)
82-2060643
(I.R.S. Employer Identification No.)

28203
(Zip Code)
(704) 837-8002
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 per share	HAYW	New York Stock Exchange
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

The registrant had outstanding 208,390,131 shares of common stock as of October 26, 2026.

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

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hayward Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 26, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$236,250	$329,648
Short-term investments	239,186	69,462
Accounts receivable, net of allowances of $1,456 and $1,931, respectively	138,940	280,161
Inventories, net	245,493	210,739
Prepaid expenses	16,831	19,500
Income tax receivable	—	656
Other current assets	31,598	41,080
Total current assets	908,298	951,246
Property, plant and equipment, net of accumulated depreciation of $140,079 and $125,807, respectively	172,292	164,560
Goodwill	948,466	951,197
Trademark	736,000	736,000
Customer relationships, net	162,652	178,126
Other intangibles, net	80,202	88,899
Other non-current assets	88,685	80,956
Total assets	$3,096,595	$3,150,984
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,840	$13,261
Accounts payable	76,449	77,007
Accrued expenses and other liabilities	181,437	224,222
Income taxes payable	4,280	8,754
Total current liabilities	273,006	323,244
Long-term debt, net	945,554	943,547
Deferred tax liabilities, net	225,643	227,449
Other non-current liabilities	64,286	63,736
Total liabilities	1,508,489	1,557,976
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 authorized, no shares issued or outstanding as of September 26, 2026 and December 31, 2025	—	—
Common stock $0.001 par value, 750,000,000 authorized; 247,732,447 issued and 211,002,644 outstanding at September 26, 2026; 246,272,783 issued and 217,356,414 outstanding at December 31, 2025	248	247
Additional paid-in capital	1,123,231	1,109,522
Common stock in treasury; 36,729,803 and 28,916,369 at September 26, 2026 and December 31, 2025, respectively	(481,176)	(363,182)
Retained earnings	952,529	851,134
Accumulated other comprehensive loss	(6,726)	(4,713)
Total stockholders’ equity	1,588,106	1,593,008
Total liabilities and stockholders’ equity	$3,096,595	$3,150,984

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$260,134	$244,336	$833,728	$772,780
Cost of sales	135,484	127,635	435,326	403,372
Gross profit	124,650	116,701	398,402	369,408
Selling, general and administrative expense	59,449	61,368	186,307	179,871
Research, development and engineering expense	8,635	7,122	23,063	19,236
Acquisition and restructuring related expense	8	276	1,261	3,767
Amortization of intangible assets	6,355	6,882	19,082	20,587
Operating income	50,203	41,053	168,689	145,947
Interest expense, net	7,921	11,316	36,409	38,617
Loss on debt extinguishment	—	—	2,037	—
Other expense (income), net	1,141	(1,469)	(273)	(1,996)
Total other expense	9,062	9,847	38,173	36,621
Income from operations before income taxes	41,141	31,206	130,516	109,326
Provision for income taxes	8,722	7,178	29,121	26,166
Net income	$32,419	$24,028	$101,395	$83,160

Earnings per share
Basic	$0.15	$0.11	$0.47	$0.38
Diluted	$0.15	$0.11	$0.46	$0.37

Weighted average common shares outstanding
Basic	212,209,178	216,826,626	215,276,635	216,395,032
Diluted	216,531,281	222,420,881	219,897,633	222,074,267

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended
	September 26, 2026			September 27, 2025
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$32,419			$24,028
Other comprehensive (loss) income:
Foreign currency translation adjustments	454	—	454	(2,881)	—	(2,881)
Net change on net investment hedge	(53)	13	(40)	—	—	—
Net change on cash flow hedges	1,045	(246)	799	(1,100)	275	(825)
Comprehensive income			$33,632			$20,322

	Nine Months Ended
	September 26, 2026			September 27, 2025
	Gross	Taxes	Net	Gross	Taxes	Net
Net income			$101,395			$83,160
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,561)	—	(5,561)	13,455	—	13,455
Net change on net investment hedge	1,418	(333)	1,085	—	—	—
Net change on cash flow hedges	3,134	(671)	2,463	(10,515)	2,629	(7,886)
Comprehensive income			$99,382			$88,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	217,356,414	$247	$1,109,522	$(363,182)	$851,134	$(4,713)	$1,593,008
Net income	—	—	—	—	23,359	—	23,359
Stock-based compensation	—	—	3,624	—	—	—	3,624
Issuance of common stock	655,989	—	384	—	—	—	384
Repurchase of common stock	(350,000)	—	—	(5,851)	—	—	(5,851)
Taxes paid for net share settlement of equity awards	—	—	—	(1,687)	—	—	(1,687)
Other comprehensive loss	—	—	—	—	—	(1,103)	(1,103)
Balance as of March 28, 2026	217,662,403	$247	$1,113,530	$(370,720)	$874,493	$(5,816)	$1,611,734
Net income	—	—	—	—	45,617	—	45,617
Stock-based compensation	—	—	3,971	—	—	—	3,971
Issuance of common stock	459,853	1	1,335	—	—	—	1,336
Repurchase of common stock	(4,071,816)	—	—	(58,465)	—	—	(58,465)
Taxes paid for net share settlement of equity awards	—	—	—	(33)	—	—	(33)
Other comprehensive loss	—	—	—	—	—	(2,123)	(2,123)
Balance as of June 27, 2026	214,050,440	$248	$1,118,836	$(429,218)	$920,110	$(7,939)	$1,602,037
Net income	—	—	—	—	32,419	—	32,419
Stock-based compensation	—	—	3,871	—	—	—	3,871
Issuance of common stock	343,822	—	524	—	—	—	524
Repurchase of common stock	(3,391,618)	—	—	(51,958)	—	—	(51,958)
Other comprehensive income	—	—	—	—	—	1,213	1,213
Balance as of September 26, 2026	211,002,644	$248	$1,123,231	$(481,176)	$952,529	$(6,726)	$1,588,106

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	215,778,520	$245	$1,093,468	$(358,133)	$699,564	$(11,497)	$1,423,647
Net income	—	—	—	—	14,333	—	14,333
Stock-based compensation	—	—	2,935	—	—	—	2,935
Issuance of common stock	425,617	—	416	—	—	—	416
Taxes paid for net share settlement of equity awards	—	—	—	(993)	—	—	(993)
Other comprehensive loss	—	—	—	—	—	(959)	(959)
Balance as of March 29, 2025	216,204,137	$245	$1,096,819	$(359,126)	$713,897	$(12,456)	$1,439,379
Net income	—	—	—	—	44,799	—	44,799
Stock-based compensation	—	—	3,382	—	—	—	3,382
Issuance of common stock	346,743	1	683	—	—	—	684
Taxes paid for net share settlement of equity awards				(80)			(80)
Other comprehensive income	—	—	—	—	—	10,234	10,234
Balance as of June 28, 2025	216,550,880	$246	$1,100,884	$(359,206)	$758,696	$(2,222)	$1,498,398
Net income	—	$—	$—	$—	$24,028	$—	$24,028
Stock-based compensation	—	—	3,504	—	—	—	3,504
Issuance of common stock	500,228	—	630	—	—	—	630
Taxes paid for net share settlement of equity awards	—	—	—	(68)	—	—	(68)
Other comprehensive loss	—	—	—	—	—	(3,706)	(3,706)
Balance as of September 27, 2025	217,051,108	$246	$1,105,018	$(359,274)	$782,724	$(5,928)	$1,522,786

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities
Net income	$101,395	$83,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	17,915	17,026
Amortization of intangible assets	24,668	25,808
Amortization of deferred debt issuance fees	2,178	2,818
Stock-based compensation	11,466	9,821
Deferred income taxes (benefit)	(2,735)	1,949
Allowance for credit losses	(485)	(1,021)
Loss on debt extinguishment	1,836	—
Loss on sale/disposal of property, plant and equipment	1,144	381
Other non-cash items	(2,650)	—
Changes in operating assets and liabilities
Accounts receivable	140,160	168,754
Inventories	(35,824)	(8,064)
Other current and non-current assets	14,245	29,913
Accounts payable	(508)	(14,002)
Accrued expenses and other liabilities	(47,350)	(33,566)
Net cash provided by operating activities	225,455	282,977

Cash flows from investing activities
Purchases of property, plant, and equipment	(28,345)	(19,822)
Software development costs	(924)	(1,579)
Purchases of short-term investments	(362,501)	(19,650)
Proceeds from short-term investments	195,000	—
Net cash used in investing activities	(196,770)	(41,051)

Cash flows from financing activities
Proceeds from issuance of long-term debt	354,603	—
Payments of long-term debt	(353,429)	(6,941)
Payments of short-term notes payable	—	(2,169)
Debt issuance costs	(6,840)	(1,388)
Purchase of common stock	(115,313)	—
Proceeds from issuance of common stock	2,243	1,729
Taxes paid for net share settlement of equity awards	(1,720)	(1,141)
Other, net	(1,020)	(1,010)
Net cash used in financing activities	(121,476)	(10,920)

Effect of exchange rate changes on cash and cash equivalents	(607)	1,089
Change in cash and cash equivalents	(93,398)	232,095
Cash and cash equivalents, beginning of period	329,648	196,589
Cash and cash equivalents, end of period	$236,250	$428,684

Supplemental disclosures of cash flow information:
Cash paid-interest	$39,481	$39,892
Cash paid-income taxes, net of refunds	34,718	20,587

See accompanying notes to the unaudited condensed consolidated financial statements.

Hayward Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Non-cash investing and financing activities:
Accrued and unpaid purchases of property, plant, and equipment	$1,867	$1,064
Equipment financed under finance leases	631	1,866
Refinancing of long-term debt	605,397	—

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
We establish actual interim closing dates using a fiscal calendar in which our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year-end, which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. We had one fewer working day for the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025.
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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 26, 2026 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other expense (income), net” line in the unaudited condensed consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the three and nine months ended

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2026. No sales of accounts receivable occurred during the three months ended September 27, 2025. For the nine months ended September 27, 2025, there were $99.1 million of proceeds from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of September 27, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the nine months ended September 27, 2025 was $0.9 million.
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
3. Revenue
The following table disaggregates net sales between product groups and geographic regions, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Product groups
Residential pool	$230,186	$217,540	$737,377	$686,998
Commercial pool	15,863	14,083	54,824	48,505
Flow control	14,085	12,713	41,527	37,277
Total	$260,134	$244,336	$833,728	$772,780

Geographic
United States	$212,566	$193,047	$662,352	$601,643
Canada	13,799	15,198	51,468	48,846
Europe	15,875	19,272	74,102	74,778
Rest of World	17,894	16,819	45,806	47,513
Total International	47,568	51,289	171,376	171,137
Total	$260,134	$244,336	$833,728	$772,780

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Inventories
Inventories, net, consist of the following (in thousands):

	September 26, 2026	December 31, 2025
Raw materials	$94,750	$80,148
Work in progress	22,373	21,180
Finished goods	128,370	109,411
Total	$245,493	$210,739

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 26, 2026	December 31, 2025
Selling, promotional and advertising	$59,250	$71,618
Employee compensation and benefits	28,519	37,230
Warranty reserve	24,377	26,800
Inventory purchases	12,820	16,315
Insurance reserve	10,821	30,410
Operating lease liability - short term	8,871	10,048
Freight	8,285	8,926
Payroll taxes	4,217	5,195
Accrued interest	3,952	504
Professional fees	3,707	2,548
Taxes - non income	3,280	2,987
Deferred income	2,564	3,211
Other accrued liabilities	10,774	8,430
Total	$181,437	$224,222
The Company offers warranties on certain of its products and records an accrual for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.
The following table summarizes the warranty reserve activities (in thousands):

Balance at December 31, 2025	$26,800
Accrual for warranties issued during the period	8,136
Payments	(6,972)
Balance at March 28, 2026	27,964
Accrual for warranties issued during the period	10,841
Payments	(10,175)
Balance at June 27, 2026	28,630
Accrual for warranties issued during the period	10,668
Payments	(14,921)
Balance at September 26, 2026	$24,377

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Balance at December 31, 2024	$25,306
Accrual for warranties issued during the period	8,122
Payments	(6,741)
Balance at March 29, 2025	26,687
Accrual for warranties issued during the period	10,385
Payments	(9,693)
Balance at June 28, 2025	27,379
Accrual for warranties issued during the period	8,435
Payments	(14,164)
Balance at September 27, 2025	$21,650

Warranty expenses for the three and nine months ended September 26, 2026 were $10.7 million and $29.6 million, respectively, and $8.4 million and $26.9 million, respectively, for the three and nine months ended September 27, 2025.
6. Income Taxes
The Company’s effective tax rate for the three months ended September 26, 2026 and September 27, 2025 was 21.2% and 23.0%, respectively, after discrete items. The change in the Company’s effective tax rate was primarily driven by lower state taxes.
The Company’s effective tax rate for the nine months ended September 26, 2026 and September 27, 2025 was 22.3% and 23.9%, respectively. The change in the Company’s effective tax rate was primarily driven by lower state taxes.
The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. There were uncertain tax positions of $0.5 million as of both September 26, 2026 and December 31, 2025.
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
7. Long-Term Debt, Net
Long-term debt, net, consists of the following (in thousands):

	September 26, 2026	December 31, 2025
Term Facility, due June 23, 2033	$960,000	$955,000
Other bank debt	1,182	4,826
Finance lease obligations	3,715	3,639
Subtotal	964,897	963,465
Less: Current portion of the long-term debt	(10,840)	(13,261)
Less: Unamortized debt issuance costs	(8,503)	(6,657)
Total	$945,554	$943,547
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Borrowers’ previously outstanding asset-based revolving credit facility was terminated on June 23, 2026 with no outstanding borrowings.
Pursuant to the Credit Agreement, the Company (i) borrowed $960.0 million of new term loans (the “Term Loans”) in U.S. dollars under a seven-year term loan facility (the “Term Facility”) and (ii) entered into a $425.0 million five-year revolving credit facility available in U.S. dollars, Canadian dollars, British pounds sterling, Euros, Australian dollars and other approved currencies (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), which Revolving Facility includes a $100.0 million letter of credit sublimit and a $50.0 million swingline sublimit (with use under such sublimits reducing availability under the Revolving Facility). The remaining outstanding principal under the Term Facility, after giving effect to required quarterly amortization, is due at maturity on June 23, 2033.
Due to the entry into the Credit Agreement, during the nine months ended September 26, 2026, the Company recorded a $1.8 million debt extinguishment loss related to the write-off of unamortized deferred financing costs as a result of a partial change in participating lenders. The Company also incurred a $0.2 million debt extinguishment loss during the nine months ended September 26, 2026 from the early principal payment of other bank debt.
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
The Credit Agreement contains customary collateral requirements, restrictions, and covenants, including restrictions on indebtedness, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets and transactions with affiliates. The Credit Agreement also contains, for the benefit of the Revolving Facility only, covenants to maintain a maximum total leverage ratio and a minimum net interest coverage ratio. The Credit Agreement further contains customary events of default, including a change of control. As of September 26, 2026, the Company was in compliance with all covenants under the Credit Agreement.
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
As of September 26, 2026 and December 31, 2025, the Company was a party to interest rate swap agreements that hedged a notional amount of $600.0 million of the Company’s variable rate debt.
As of September 26, 2026, a notional amount of $250.0 million matures in January 2027, a notional amount of $100.0 million matures in March 2027, and a notional amount of $250.0 million matures in March 2028.
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to manage risks associated with foreign currency transactions and future variability of intercompany cash flows arising from those transactions that may be adversely affected by changes in exchange rates. These contracts are marked-to-market with the resulting gains and losses recognized in Other expense (income), net in the unaudited condensed consolidated statements of operations. For the three months ended September 26, 2026 and September 27, 2025, the Company recognized $1.0 million of expense and $0.9 million of income, respectively, and for the nine months ended September 26, 2026 and September 27, 2025, the Company recognized $0.9 million of income and $2.8 million of expense, respectively, related to foreign exchange contracts.
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
The Company elected to exclude the forward premium component (excluded component) on the foreign currency forward contract and amortize the excluded component over the life of the derivative instrument. These excluded amounts are reclassified to earnings ratably over the term of the derivative within Interest expense, net in the unaudited condensed consolidated statements of operations. The changes in fair value of the derivative are recorded in accumulated other comprehensive (loss) income and will be reclassified to earnings only upon the sale or liquidation of the Company’s investment in the hedged international subsidiary.
The following table summarizes the gross fair values and location on the unaudited condensed consolidated balance sheets of the Company’s significant derivative instruments (in thousands):

	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Current Assets	Other Non-Current Assets	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	September 26, 2026			December 31, 2025
Interest rate swaps	$2,844	$4,667	$—	$—	$4,680	$122	$180
Foreign exchange contracts	365	—	614	129	—	884	—
Net investment hedge	1,844	—	—	—	—	—	—
Total	$5,053	$4,667	$614	$129	$4,680	$1,006	$180

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the effects of derivative instruments by contract type in accumulated other comprehensive (loss) income (“AOCI”) in the Company’s unaudited condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Three Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Interest rate swaps (3)	$2,620	$1,305	$1,575	$2,405	Interest expense, net
Net investment hedge	248	—	301	—	Interest expense, net
Total	$2,868	$1,305	$1,876	$2,405

(1) The tax expense on the gain recognized in AOCI for the three months ended September 26, 2026 and September 27, 2025 was $0.7 million and $0.3 million, respectively.
(2) The tax expense on the gain reclassified from AOCI to earnings for the three months ended September 26, 2026 and September 27, 2025 was $0.4 million and $0.6 million, respectively.
(3) The Company estimates that $5.3 million of unrealized gains will be reclassified from AOCI into earnings in the next 12 months.

	Gain (Loss) Recognized in AOCI (1)		Gain (Loss) Reclassified From AOCI to Earnings (2)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Interest rate swaps	$7,589	$(2,922)	$4,454	$7,593	Interest expense, net
Net investment hedge	1,844	—	426	—	Interest expense, net
Total	$9,433	$(2,922)	$4,880	$7,593

(1) The tax expense and benefit, respectively, on the gain (loss) recognized in AOCI for the nine months ended September 26, 2026 and September 27, 2025 was $2.2 million and $0.7 million, respectively.

(2) The tax expense on the gain reclassified from AOCI to earnings for the nine months ended September 26, 2026 and September 27, 2025 was $1.1 million and $1.9 million, respectively.

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
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of these instruments approximate fair value because of their short-term nature.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	September 26, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$7,511	$—	$7,511	$—	$4,680	$—	$4,680
Foreign exchange contracts	—	365	—	365	—	129	—	129
Net investment hedge	—	1,844		1,844	—	—	—	—
Supplemental Retirement Plan assets	13,222	—	—	13,222	10,405	—	—	10,405
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$302	$—	$302
Foreign exchange contracts	—	614	—	614	—	884	—	884
Supplemental Retirement Plan liabilities	13,222	—	—	13,222	10,405	—	—	10,405
The estimated fair value of the long-term debt and related current maturities (excluding finance leases and other bank debt) is based on observable quoted prices in active markets for similar liabilities and is classified as a Level 2 input. The Company’s short-term investments are held-to-maturity fixed income securities and carried at amortized cost.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value (in thousands):

	September 26, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments
Commercial paper (1)	$139,186	$139,186	$69,462	$69,462
Time deposits	100,000	100,000	$—	$—
Liabilities:
Long-term debt and related current maturities	$960,000	$965,405	$955,000	$960,969

(1) As of September 26, 2026 and December 31, 2025, the Company held $139.2 million and $69.5 million, respectively, in held-to-maturity debt securities with maturity dates within one year. The fair value of the Company's held-to-maturity debt securities approximates their amortized cost.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Segments and Related Information
The Company’s operational and management structure is aligned to its key geographies and go-to-market strategy resulting in two reportable segments: North America (“NAM”) and Europe & Rest of World (“E&RW”). Operating segments have not been aggregated to form the reportable segments. The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The Company determined its reportable segments based on how the Company’s CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM uses segment income in assessing performance of and allocating resources to the reportable segments. Segment income is defined as net sales less cost of sales, less segment selling, general and administrative expense (“SG&A”) and segment research development and engineering expense (“RD&E”), excluding acquisition and restructuring related expense, as well as amortization of intangible assets recorded within SG&A expense.
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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company sells its products primarily through distributors and retailers. Financial information by reportable segment, net of intercompany transactions, is included in the following summary (in thousands):

	Three Months Ended			Three Months Ended
	September 26, 2026			September 27, 2025
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$226,365	$33,769	$260,134	$208,245	$36,091	$244,336

Significant Segment Expenses
Cost of Sales	115,573	20,276	135,849	106,141	21,494	127,635
Segment selling, general and administrative expense	40,708	7,427	48,135	39,913	8,032	47,945
Research, development and engineering expense	8,302	333	8,635	6,804	318	7,122
Segment income	61,782	5,733	67,515	55,387	6,247	61,634

Capital expenditures (1)	11,295	87	11,382	7,264	501	7,765
Depreciation and amortization (1)(2)	7,025	486	7,511	6,435	441	6,876
Intersegment sales	9,896	145	10,041	2,773	121	2,894

	Nine Months Ended			Nine Months Ended
	September 26, 2026			September 27, 2025
	NAM	E&RW	Total	NAM	E&RW	Total
External net sales	$713,820	$119,908	$833,728	$650,489	$122,291	$772,780

Significant Segment Expenses
Cost of Sales	360,611	74,715	435,326	326,302	77,070	403,372
Segment selling, general and administrative expense	128,712	23,469	152,181	123,715	23,868	147,583
Research, development and engineering expense	21,995	1,068	23,063	18,257	979	19,236
Segment income	202,502	20,656	223,158	182,215	20,374	202,589

Capital expenditures (1)	28,894	375	29,269	20,104	1,243	21,347
Depreciation and amortization (1)(2)	20,733	1,485	22,218	19,844	1,294	21,138
Intersegment sales	23,719	453	24,172	15,142	479	15,621

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a reconciliation of segment income to income from operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total segment income	$67,515	$61,634	$223,158	$202,589
Corporate expense, net	10,949	13,423	34,126	32,288
Acquisition and restructuring related expense	8	276	1,261	3,767
Amortization of intangible assets	6,355	6,882	19,082	20,587
Operating income	50,203	41,053	168,689	145,947
Interest expense, net	7,921	11,316	36,409	38,617
Loss on debt extinguishment	—	—	2,037	—
Other expense (income), net	1,141	(1,469)	(273)	(1,996)
Total other expense	9,062	9,847	38,173	36,621
Income from operations before income taxes	$41,141	$31,206	$130,516	$109,326

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income attributable to common stockholders	$32,419	$24,028	$101,395	$83,160

Weighted average number of common shares outstanding, basic	212,209,178	216,826,626	215,276,635	216,395,032
Effect of dilutive securities(a)	4,322,103	5,594,255	4,620,998	5,679,235
Weighted average number of common shares outstanding, diluted	216,531,281	222,420,881	219,897,633	222,074,267

Earnings per share attributable to common stockholders, basic	$0.15	$0.11	$0.47	$0.38
Earnings per share attributable to common stockholders, diluted	$0.15	$0.11	$0.46	$0.37

(a) For each of the three months ended September 26, 2026 and September 27, 2025, there were potential common shares totaling approximately 1.7 million, and for the nine months ended September 26, 2026 and September 27, 2025, there were potential common shares totaling approximately 2.0 million and 1.7 million, respectively, that were excluded from the computation of diluted EPS as the effect of inclusion of such shares would have been anti-dilutive.

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

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et. al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”). On April 9, 2026, a fourth shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company captioned David Aitken vs. Kevin Holleran, et al., C.A. 2026-0472 (Del. Ch.) (the "Aitken Action" and together with the Heicklen, Hertzog, and Tackett Actions, the "Derivative Actions"). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and/or aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), and 29(b) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The Aitken Action also alleges claims for unjust enrichment and waste of corporate assets. The plaintiffs in the Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett and Aitken Actions, defendants’ time to respond to the complaint has not yet commenced.
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
Contingencies
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company has received, and may be eligible to receive additional refunds of certain tariffs it paid that were levied under the IEEPA. The availability, amount

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and timing of any additional refunds is uncertain and subject to further legal and administrative developments. The Company intends to pass the economic benefit of IEEPA tariff refunds to U.S. customers, primarily by replacing a surcharge otherwise planned to offset higher fuel costs. The benefit is currently estimated at approximately 1.0% of pricing over the next six months, subject to the timing and amount of refunds received.
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 26, 2026	September 27, 2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,153	$5,432
Finance leases	631	1,866
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 26, 2026	December 31, 2025
Operating leases
Other non-current assets	$55,366	$54,242
Accrued expenses and other liabilities	8,871	10,048
Other non-current liabilities	49,197	51,351
Total operating lease liabilities	58,068	61,399

Finance leases
Property, plant and equipment	4,882	4,262
Accumulated depreciation	(1,193)	(588)
Property, plant and equipment, net	3,689	3,674

Current maturities of long-term debt	1,033	839
Long-term debt	2,682	2,800
Total finance lease liabilities	$3,715	$3,639

14. Stockholders’ Equity
Preferred Stock
The Company’s Second Restated Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, all of which is undesignated.
Common Stock
The Company’s Second Restated Certificate of Incorporation authorizes the Company to issue up to 750,000,000 shares of Common Stock, $0.001 par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Dividends paid
For the three and nine months ended September 26, 2026 and September 27, 2025, no dividends were declared or paid to the Company’s common stockholders.
Share Repurchase Program
On July 28, 2025, the Board of Directors authorized the Company’s share repurchase program (the “Share Repurchase Program”) such that the Company is authorized to repurchase from time to time up to an aggregate of $450 million of its common stock, which authorization expires on July 28, 2028.
During the three months ended September 26, 2026, the Company repurchased approximately 3.4 million shares of Common Stock in the open market at an average price per share of $15.18, for an aggregate consideration of approximately $51.5 million, as part of the Share Repurchase Program.
For the nine months ended September 26, 2026, the Company repurchased approximately 7.8 million shares of Common Stock in the open market at an average price per share of $14.76, for an aggregate consideration of approximately $115.3 million, as part of the Share Repurchase Program. As of September 26, 2026, $330.8 million remained available for additional share repurchases under the program.
The Company had no repurchases during the three or nine months ended September 27, 2025 under the previous share repurchase authorization.
15. Stock-based Compensation
Stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for equity-classified stock-based awards for the three and nine months ended September 26, 2026 was $3.9 million and $11.5 million, respectively, and was $3.5 million and $9.8 million, respectively, for the three and nine months ended September 27, 2025.
The Company has established two equity incentive plans, the 2021 Equity Incentive Plan (the “2021 Plan”), as described below, and the 2017 Equity Incentive Plan. The Company no longer grants awards under the 2017 Equity Incentive Plan.
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
During the nine months ended September 26, 2026, the Company granted 738,412 time-based restricted stock units and 337,224 performance-based restricted stock units (at the target performance level) under the 2021 Plan with a weighted-average grant-date fair value per share of $15.45 and $16.54, respectively.

16. Acquisitions and Restructuring
Acquisition and restructuring related expense, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Business restructuring costs (income)	$8	$276	$1,261	$481
Acquisition transaction and integration costs	—	—	—	3,286
Total	$8	$276	$1,261	$3,767
Restructuring
During the nine months ended September 26, 2026, the Company incurred $1.3 million in costs, which includes costs for a transformation program in E&RW and termination benefits for the restructuring of several teams in NAM.
During the three and nine months ended September 27, 2025, the Company incurred $0.3 million and $0.4 million of costs, respectively, related to restructuring actions in E&RW that began during the fourth quarter of 2024. These actions included

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
termination benefits associated with a reduction-in-force and consolidation of facilities. The total costs to execute the program was $1.3 million.
During the nine months ended September 27, 2025, the Company incurred a reduction in expense of $0.2 million to finalize the relocation of its corporate office functions to Charlotte, North Carolina from Berkeley Heights, New Jersey. The finalized total cost to execute the program was $5.7 million.
The following tables summarize the status of the Company’s restructuring related expense and related liability balances (in thousands):

		2026 Activity
	Liability as of January 1, 2026	Costs Recognized	Cash Payments	Liability as of September 26, 2026
One-time termination benefits	$831	$1,253	$(913)	$1,171
Facility-related	9	—	(9)	—
Other	8	8	(16)	—
Total	$848	$1,261	$(938)	$1,171

		2025 Activity
	Liability as of January 1, 2025	Costs Recognized	Cash Payments	Liability as of September 27, 2025
One-time termination benefits	$1,534	$205	$(696)	$1,043
Facility-related	—	203	(72)	131
Other	28	73	(36)	65
Total	$1,562	$481	$(804)	$1,239
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

17. Related-Party Transactions
During the three and nine months ended September 26, 2026 and September 27, 2025, the Company did not incur any significant related-party transactions.

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income are provided in the tables below (in thousands):

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Unrecognized (Losses) Gain on Derivative Instruments for Net Investment Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2025	$(7,996)	$3,283	$—	$(4,713)
Other comprehensive (loss) income before reclassifications	(2,923)	3,791	—	868
Amounts reclassified from accumulated other comprehensive income	—	(1,364)	—	(1,364)
Net current period other comprehensive (loss) income	(2,923)	2,427	—	(496)
Tax amounts	—	(607)	—	(607)
Balance at March 28, 2026	$(10,919)	$5,103	$—	$(5,816)
Other comprehensive (loss) income before reclassifications	(3,092)	1,177	1,596	(319)
Amounts reclassified from accumulated other comprehensive income	—	(1,515)	(125)	(1,640)
Net current period other comprehensive (loss) income	(3,092)	(338)	1,471	(1,959)
Tax amounts	—	182	(346)	(164)
Balance at June 27, 2026	$(14,011)	$4,947	$1,125	$(7,939)
Other comprehensive income before reclassifications	454	2,620	248	3,322
Amounts reclassified from accumulated other comprehensive income	—	(1,575)	(301)	$(1,876)
Net current period other comprehensive income (loss)	454	1,045	(53)	1,446
Tax amounts	—	(246)	13	(233)
Balance at September 26, 2026	$(13,557)	$5,746	$1,085	$(6,726)

Hayward Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Cumulative Translation Adjustment	Unrecognized (Losses) Gain on Derivative Instruments for Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance at December 31, 2024	$(24,720)	$13,223	$(11,497)
Other comprehensive income (loss) before reclassifications	3,729	(3,460)	269
Amounts reclassified from accumulated other comprehensive income	—	(2,790)	(2,790)
Net current period other comprehensive income (loss)	3,729	(6,250)	(2,521)
Tax amounts	—	1,562	1,562
Balance at March 29, 2025	$(20,991)	$8,535	$(12,456)
Other comprehensive income (loss) before reclassifications	12,607	(767)	11,840
Amounts reclassified from accumulated other comprehensive income	—	(2,398)	(2,398)
Net current period other comprehensive income (loss)	12,607	(3,165)	9,442
Tax amounts	—	792	792
Balance at June 28, 2025	$(8,384)	$6,162	$(2,222)
Other comprehensive (loss) income before reclassifications	(2,881)	1,305	(1,576)
Amounts reclassified from accumulated other comprehensive income	—	(2,405)	(2,405)
Net current period other comprehensive loss	(2,881)	(1,100)	(3,981)
Tax amounts	—	275	275
Balance at September 27, 2025	$(11,265)	$5,337	$(5,928)

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
We have an annually estimated North American residential pool market share of approximately 33%. We believe that we are well-positioned for future growth. We estimate aftermarket sales represent approximately 85% of North American residential pool net sales and are generally recurring in nature since these products are critical to the ongoing operation of pools given requirements for water quality and sanitization. Our product replacement cycle of approximately eight to 11 years drives multiple replacement opportunities over the typical life of a pool, creating opportunities to generate aftermarket product sales as pool owners repair, remodel and upgrade their pools. We estimate aftermarket sales based upon feedback from certain representative customers and management’s interpretation of available industry and government data, and not upon our GAAP net sales results.
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
NAM accounted for 87% and 85% of total net sales for the three months ended September 26, 2026 and September 27, 2025, respectively, and E&RW accounted for 13% and 15% of total net sales for the three months ended September 26, 2026 and September 27, 2025, respectively.
NAM accounted for 86% and 84% of total net sales for the nine months ended September 26, 2026 and September 27, 2025, respectively, and E&RW accounted for 14% and 16% of total net sales for the nine months ended September 26, 2026 and September 27, 2025, respectively.
Factors Affecting the Comparability of our Results of Operations
Our results of operations for the three and nine months ended September 26, 2026 and September 27, 2025 have been affected by the following, among other events, which must be understood to assess the comparability of our period-to-period financial performance and condition.
Our fiscal quarters end on the Saturday closest to and before the calendar quarter end, with the exception of year end which ends on December 31 of each fiscal year. The interim closing date for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2025 dates. This resulted in one fewer working day for the nine months ended September 26, 2026 compared to the 2025 period.
Seasonality
Our business is seasonal, with sales typically higher in the second and fourth quarters. During the second quarter of a fiscal year, sales are higher in anticipation of the start of the summer pool season. In the fourth quarter, we incentivize customers to buy and stock up in preparation for next year’s pool season under an “Early Buy” program, which features price discounts and extended payment terms. Shipments for the 2026 Early Buy program began late in the third quarter and are expected to continue through approximately the first quarter of 2027. The favorable payment terms extended as part of the Early Buy program generally do not exceed 180 days. We aim to keep our manufacturing plants running at a constant level throughout the year and consequently we generally build inventory in the first and third quarters, and inventory is sold-down in the second and fourth quarters. Our accounts receivable balance increases from September to April as a result of the Early Buy extended terms and increases through June due to higher sales in the second quarter. Also, because the majority of our sales are to distributors whose inventory of our products may vary, including due to reasons beyond our control, such as end-user demand, supply chain lead times and macroeconomic factors, our revenue may fluctuate from period to period.
Tariffs, Trade Restrictions and Other Geopolitical Events
The imposition of, and threat of imposition of, tariffs and other trade restrictions by the United States government in 2025, and tariffs and other trade restrictions announced by governments of other nations in response to these actions, have created substantial uncertainty in the global economy. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company has received, and may be eligible to receive additional refunds of certain tariffs it paid that were levied under the IEEPA. The availability, amount and timing of any additional refunds is uncertain and subject to further developments. This uncertainty, as well as the direct impact of tariffs and other trade restrictions, may adversely affect the Company’s business by reducing market demand for the Company’s products, increasing the Company’s supply costs that cannot be passed on to customers and/or adversely affecting the competitiveness of the Company’s products against those of manufacturers not subject to such tariffs and trade restrictions. Geopolitical conflicts around the world have also created substantial uncertainty in the global economy, including as a result of sanctions and penalties imposed in response to these conflicts. In particular, armed conflicts in the Middle East and in Ukraine and Russia have adversely affected market demand in certain markets, which has negatively impacted our results in our E&RW segment. See “—Segment Results of Operations—Europe & Rest of World,” below. Given the nature of our business and global operations, if these or other geopolitical conflicts continue or worsen, our business and results of operations may be adversely affected.
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

Results of Operations
Consolidated
The following tables summarize key components of our results of operations for the periods indicated. We derived the consolidated statements of operations for the three and nine months ended September 26, 2026 and September 27, 2025 from our unaudited condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes our results of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$260,134	$244,336	$833,728	$772,780
Cost of sales	135,484	127,635	435,326	403,372
Gross profit	124,650	116,701	398,402	369,408
Selling, general and administrative expense	59,449	61,368	186,307	179,871
Research, development and engineering expense	8,635	7,122	23,063	19,236
Acquisition and restructuring related expense	8	276	1,261	3,767
Amortization of intangible assets	6,355	6,882	19,082	20,587
Operating income	50,203	41,053	168,689	145,947
Interest expense, net	7,921	11,316	36,409	38,617
Loss on debt extinguishment	—	—	2,037	—
Other expense (income), net	1,141	(1,469)	(273)	(1,996)
Total other expense	9,062	9,847	38,173	36,621
Income from operations before income taxes	41,141	31,206	130,516	109,326
Provision for income taxes	8,722	7,178	29,121	26,166
Net income	$32,419	$24,028	$101,395	$83,160
Adjusted net income (a)	$39,149	$31,874	$126,756	$106,205
Adjusted EBITDA (a)	$64,515	$59,066	$213,611	$196,404
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales increased to $260.1 million for the three months ended September 26, 2026 from $244.3 million for the three months ended September 27, 2025, an increase of $15.8 million, or 6.5%. See the segment discussion below for further information.
Net sales increased to $833.7 million for the nine months ended September 26, 2026 from $772.8 million for the nine months ended September 27, 2025, an increase of $60.9 million, or 7.9%. See the segment discussion below for further information.
The year-over-year net sales increase was driven by the following:

	Three Months Ended	Nine Months Ended
	September 26, 2026	September 26, 2026
Price, net of discounts and allowances	5.4%	6.6%
Currency and other	—	0.7
Volume	1.1	0.6
Total	6.5%	7.9%
The net sales increase for the three months ended September 26, 2026 was driven by positive net price to offset inflation and tariffs and modest volume growth.
The net sales increase for the nine months ended September 26, 2026 was driven by positive net price to offset inflation and tariffs, a modest increase in volume and the favorable impact from foreign currency translation.

Gross profit and gross profit margin
Gross profit increased to $124.7 million for the three months ended September 26, 2026 from $116.7 million for the three months ended September 27, 2025, an increase of $8.0 million, or 6.8%.
Gross profit margin increased to 47.9% for the three months ended September 26, 2026 compared to 47.8% for the three months ended September 27, 2025, an increase of 10 basis points, primarily due to a greater contribution from NAM relative to E&RW. Gross profit margin declined modestly in both segments as inflationary pressures slightly exceeded the benefits of pricing initiatives.
Gross profit increased to $398.4 million for the nine months ended September 26, 2026 from $369.4 million for the nine months ended September 27, 2025, an increase of $29.0 million, or 7.8%.
Gross profit margin remained relatively consistent at 47.8% for the nine months ended September 26, 2026 and the nine months ended September 27, 2025, as the positive net price and operational productivity offset the increase in cost of sales driven by inflation and tariffs.
Selling, general, and administrative expense
Selling, general, and administrative expense (SG&A) decreased to $59.4 million for the three months ended September 26, 2026 from $61.4 million for the three months ended September 27, 2025, a decrease of $2.0 million, or 3.1%, primarily due to the absence of a non-recurring litigation expense incurred in the prior-year period, partially offset by higher incentive compensation.
As a percentage of net sales, SG&A decreased to 22.9% for the three months ended September 26, 2026 as compared to 25.1% for the three months ended September 27, 2025, a decrease of 220 basis points.
SG&A increased to $186.3 million for the nine months ended September 26, 2026 from $179.9 million for the nine months ended September 27, 2025, an increase of $6.4 million, or 3.6%, driven by higher incentive compensation, advertising expense, selling-team investments, and wage inflation, partially offset by the absence of prior-year non-recurring litigation expense.
As a percentage of net sales, SG&A decreased to 22.3% for the nine months ended September 26, 2026 as compared to 23.3% for the nine months ended September 27, 2025, a decrease of 100 basis points, as the growth in net sales exceeded the growth in SG&A.
Research, development, and engineering expense
Research, development, and engineering expense (RD&E) increased to $8.6 million for the three months ended September 26, 2026 from $7.1 million for the three months ended September 27, 2025, an increase of $1.5 million, or 21.2%. The increase is primarily due to higher spend on new product development and new product performance improvements along with increased investment in specialized engineering talent and capabilities.
As a percentage of net sales, RD&E increased to 3.3% for the three months ended September 26, 2026 as compared to 2.9% for the three months ended September 27, 2025, an increase of 40 basis points.
RD&E increased to $23.1 million for the nine months ended September 26, 2026 from $19.2 million for the nine months ended September 27, 2025, an increase of $3.9 million, or 19.9%. The increase is primarily due to higher salary costs driven by strategic investments in our engineering teams and higher spend on new product development and new product performance improvements.
As a percentage of net sales, RD&E was 2.8% for the nine months ended September 26, 2026 compared to 2.5% for the nine months ended September 27, 2025, an increase of 30 basis points.
Acquisition and restructuring related expense
For the three months ended September 26, 2026, we incurred less than $0.1 million of acquisition and restructuring related expense as compared to $0.3 million of expense for the three months ended September 27, 2025. The expense in the three months ended September 26, 2026 was driven by costs associated with a transformation program in the E&RW segment, while the prior period expense was driven by facility and other restructuring costs within our E&RW business.
For the nine months ended September 26, 2026, we incurred $1.3 million of acquisition and restructuring related expense as compared to $3.8 million of expense for the nine months ended September 27, 2025. The expense in the nine months ended September 26, 2026 was driven by costs for a transformation program in E&RW and termination benefits for the restructuring of several teams in NAM, while the expense in the nine months ended September 27, 2025 primarily included the deferred purchase price recognized as compensation cost over the 12-month service period from the date of the ChlorKing HoldCo, LLC and related entities (“ChlorKing”) acquisition and facility driven restructuring costs within E&RW.
See Note 16. Acquisitions and Restructuring.
Amortization of intangible assets
For the three months ended September 26, 2026, amortization of intangible assets decreased by $0.5 million compared to the three months ended September 27, 2025 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
For the nine months ended September 26, 2026, amortization of intangible assets decreased $1.5 million compared to the nine months ended September 27, 2025 due to the amortization pattern of certain intangible asset classes based on the declining balance method.
Operating income
For the three and nine months ended September 26, 2026, operating income increased by $9.2 million and $22.7 million, respectively, due to the aggregated effect of the items described above.
Interest expense, net
Interest expense, net, decreased to $7.9 million for the three months ended September 26, 2026 from $11.3 million for the three months ended September 27, 2025, a decrease of $3.4 million, or 30.0%. The decrease primarily reflected lower interest rates on bank debt and increased interest income on cash deposits and short-term investments. The effective interest rate on borrowings, including the impact of interest rate hedges, declined to 5.38% from 6.49%.
Interest expense, net, decreased to $36.4 million for the nine months ended September 26, 2026 from $38.6 million for the nine months ended September 27, 2025, a decrease of $2.2 million, or 5.7%. Higher interest income and lower net interest expense on bank debt were partially offset by $5.2 million of debt financing costs related to the June 2026 Credit Agreement. The effective interest rate on borrowings, including the impact of interest rate hedges, declined to 5.90% from 6.44%.
Loss on debt extinguishment
We recorded a $2.0 million loss on debt extinguishment for the nine months ended September 26, 2026, primarily related to the June 2026 refinancing under the Credit Agreement and, to a lesser extent, the February 2026 voluntary repayment of other bank debt. No such loss was recorded for the three or nine months ended September 27, 2025.
Provision for income taxes
We incurred income tax expense of $8.7 million for the three months ended September 26, 2026, compared to income tax expense of $7.2 million for the three months ended September 27, 2025, an increase of $1.5 million, or 21.5%.
The decrease in the Company’s effective tax rate from 23.0% for the three months ended September 27, 2025 to 21.2% for the three months ended September 26, 2026 was primarily due to lower state taxes.
We incurred income tax expense of $29.1 million for the nine months ended September 26, 2026, compared to income tax expense of $26.2 million for the nine months ended September 27, 2025, an increase of $2.9 million, or 11.3%. The increase was driven by higher pretax income, partially offset by a lower effective tax rate.
The decrease in the Company’s effective tax rate from 23.9% for the nine months ended September 27, 2025 to 22.3% for the nine months ended September 26, 2026 was primarily due to lower state taxes.
Net income and net income margin
As a result of the foregoing, net income increased by $8.4 million and $18.2 million, respectively, for the three and nine months ended September 26, 2026.
Net income margin increased to 12.5% for the three months ended September 26, 2026 compared to 9.8% for the three months ended September 27, 2025, an increase of 270 basis points.
Net income margin increased to 12.2% for the nine months ended September 26, 2026 compared to 10.8% for the nine months ended September 27, 2025, an increase of 140 basis points.

Adjusted net income and Adjusted net income margin
Adjusted net income increased to $39.1 million for the three months ended September 26, 2026 from $31.9 million for the three months ended September 27, 2025, an increase of $7.3 million, or 22.8%, driven primarily by increased net sales.
Adjusted net income margin increased to 15.0% for the three months ended September 26, 2026 compared to 13.0% for the three months ended September 27, 2025, an increase of 200 basis points.
Adjusted net income increased to $126.8 million for the nine months ended September 26, 2026 from $106.2 million for the nine months ended September 27, 2025, an increase of $20.6 million, or 19.4%, driven primarily by increased net sales.
Adjusted net income margin increased to 15.2% for the nine months ended September 26, 2026 compared to 13.7% for the nine months ended September 27, 2025, an increase of 150 basis points.
See “— Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted net income margin to the most directly comparable GAAP metric.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA increased to $64.5 million for the three months ended September 26, 2026 from $59.1 million for the three months ended September 27, 2025, an increase of $5.4 million, or 9.2%, driven primarily by increased net sales.
Adjusted EBITDA margin increased to 24.8% for the three months ended September 26, 2026 compared to 24.2% for the three months ended September 27, 2025, an increase of 60 basis points.
Adjusted EBITDA increased to $213.6 million for the nine months ended September 26, 2026 from $196.4 million for the nine months ended September 27, 2025, an increase of $17.2 million, or 8.8%, driven primarily by increased net sales.
Adjusted EBITDA margin increased to 25.6% for the nine months ended September 26, 2026 compared to 25.4% for the nine months ended September 27, 2025, an increase of 20 basis points.
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
Segment income represents segment net sales less cost of sales, segment SG&A and RD&E, excluding acquisition and restructuring related expense as well as amortization of intangible assets recorded within SG&A expense. Adjusted segment income represents segment income adjusted for the impact of depreciation, amortization of intangible assets recorded within cost of sales and certain non-cash, nonrecurring or other items that are included in segment income that we do not consider indicative of the ongoing segment operating performance. See “—Non-GAAP Reconciliations” for reconciliations of these metrics to the most directly comparable GAAP metric.
North America

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$226,365	$208,245	$713,820	$650,489
Gross profit	$110,799	$102,104	$353,209	$324,187
Gross profit margin %	48.9%	49.0%	49.5%	49.8%
Segment income	$61,782	$55,387	$202,502	$182,215
Segment income margin %	27.3%	26.6%	28.4%	28.0%
Adjusted segment income (a)	$68,807	$61,721	$223,235	$201,448
Adjusted segment income margin % (a)	30.4%	29.6%	31.3%	31.0%
(a) See “—Non-GAAP Reconciliations.”

Net sales
Net sales increased to $226.4 million for the three months ended September 26, 2026 from $208.2 million for the three months ended September 27, 2025, an increase of $18.2 million, or 8.7%.
Net sales increased to $713.8 million for the nine months ended September 26, 2026 from $650.5 million for the nine months ended September 27, 2025, an increase of $63.3 million, or 9.7%.
The year-over-year net sales increase was driven by the following factors:

	Three Months Ended	Nine Months Ended
	September 26, 2026	September 26, 2026
Price, net of allowances and discounts	6.5%	7.8%
Volume	2.3	1.9
Currency and other	(0.1)	—
Total	8.7%	9.7%
The net sales increase for the three months ended September 26, 2026 was driven primarily due to favorable net pricing that offset inflation and tariffs, along with higher volume.
The net sales increase for the nine months ended September 26, 2026 was driven primarily by positive net price to offset inflation and tariffs and an increase in volume.
Gross profit and gross profit margin
Gross profit increased to $110.8 million for the three months ended September 26, 2026 from $102.1 million for the three months ended September 27, 2025, an increase of $8.7 million, or 8.5%.
Gross profit margin decreased to 48.9% for the three months ended September 26, 2026 from 49.0% for the three months ended September 27, 2025, a decrease of 10 basis points as inflationary pressures slightly exceeded the benefit of pricing initiatives.
Gross profit increased to $353.2 million for the nine months ended September 26, 2026 from $324.2 million for the nine months ended September 27, 2025, an increase of $29.0 million, or 9.0%.
Gross profit margin decreased to 49.5% for the nine months ended September 26, 2026 from 49.8% for the nine months ended September 27, 2025, a decrease of 30 basis points. Gross profit margin decreased primarily due to increased costs from inflation and tariffs, partially offset by positive net price impact.
Segment income and segment income margin
Segment income increased to $61.8 million for the three months ended September 26, 2026 from $55.4 million for the three months ended September 27, 2025, an increase of $6.4 million, or 11.5%. This was primarily attributable to the increase in net sales as discussed above.
Segment income margin increased to 27.3% for the three months ended September 26, 2026 from 26.6% for the three months ended September 27, 2025, an increase of 70 basis points.
Segment income increased to $202.5 million for the nine months ended September 26, 2026 from $182.2 million for the nine months ended September 27, 2025, an increase of $20.3 million, or 11.1%. This was primarily attributable to the increase in net sales as discussed above.
Segment income margin increased to 28.4% for the nine months ended September 26, 2026 from 28.0% for the nine months ended September 27, 2025, an increase of 40 basis points. The increase was driven by the same factors as the increase in segment income discussed above.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income increased to $68.8 million for the three months ended September 26, 2026 from $61.7 million for the three months ended September 27, 2025, an increase of $7.1 million, or 11.5%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliations.”
Adjusted segment income margin increased to 30.4% for the three months ended September 26, 2026 from 29.6% for the three months ended September 27, 2025, an increase of 80 basis points.

Adjusted segment income increased to $223.2 million for the nine months ended September 26, 2026 from $201.4 million for the nine months ended September 27, 2025, an increase of $21.8 million, or 10.8%. This was driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs discussed below in “— Non-GAAP Reconciliations.”
Adjusted segment income margin increased to 31.3% for the nine months ended September 26, 2026 from 31.0% for the nine months ended September 27, 2025, an increase of 30 basis points.
Refer to “—Non-GAAP Reconciliations” for a reconciliation of segment income to adjusted segment income.
Europe & Rest of World

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$33,769	$36,091	$119,908	$122,291
Gross profit	$13,494	$14,597	$45,193	$45,221
Gross profit margin %	40.0%	40.4%	37.7%	37.0%
Segment income	$5,733	$6,247	$20,656	$20,374
Segment income margin %	17.0%	17.3%	17.2%	16.7%
Adjusted segment income (a)	$6,422	$6,688	$22,578	$21,668
Adjusted segment income margin % (a)	19.0%	18.5%	18.8%	17.7%
(a) See “—Non-GAAP Reconciliations.”
Net sales
Net sales decreased to $33.8 million for the three months ended September 26, 2026 from $36.1 million for the three months ended September 27, 2025, a decrease of $2.3 million, or 6.4%.
Net sales decreased to $119.9 million for the nine months ended September 26, 2026 from $122.3 million for the nine months ended September 27, 2025, a decrease of $2.4 million, or 1.9%.
The year-over-year net sales decrease was driven by the following:

	Three Months Ended	Nine Months Ended
	September 26, 2026	September 26, 2026
Volume	(5.8)%	(6.1)%
Price, net of allowances and discounts	(0.8)	0.4
Currency and other	0.2	3.8
Total	(6.4)%	(1.9)%
The net sales decrease for the three months ended September 26, 2026 was primarily by lower volume resulting from geopolitical conflicts in the Middle East and a modest decrease in net price.
The net sales decrease for the nine months ended September 26, 2026 was primarily driven by a decline in volume due to the geopolitical conflicts in the Middle East, partially offset by the favorable impact from foreign currency translation.
Gross profit and Gross profit margin
Gross profit decreased to $13.5 million for the three months ended September 26, 2026 from $14.6 million for the three months ended September 27, 2025, a decrease of $1.1 million, or 7.6%.
Gross profit margin decreased to 40.0% for the three months ended September 26, 2026 from 40.4% for the three months ended September 27, 2025, a decrease of 40 basis points, primarily driven by increased costs from inflation.
Gross profit remained relatively flat at $45.2 million for both the nine months ended September 26, 2026 and September 27, 2025.
Gross profit margin increased to 37.7% for the nine months ended September 26, 2026 from 37.0% for the nine months ended September 27, 2025, an increase of 70 basis points, primarily driven by operational efficiencies, partially offset by increased costs from inflation.

Segment income and Segment income margin
Segment income decreased to $5.7 million for the three months ended September 26, 2026 from $6.2 million for the three months ended September 27, 2025, a decrease of $0.5 million, or 8.2%. This was primarily driven by the decrease in net sales as discussed above.
Segment income margin decreased by 30 basis points from 17.3% for the three months ended September 27, 2025 to 17.0% for the three months ended September 26, 2026, primarily resulting from the decrease in net sales as discussed above.
Segment income increased to $20.7 million for the nine months ended September 26, 2026 from $20.4 million for the nine months ended September 27, 2025, an increase of $0.3 million, or 1.4%. This was driven by lower segment operating expenses including lower marketing and warehouse costs.
Segment income margin increased by 50 basis points to 17.2% for the nine months ended September 26, 2026 as compared to 16.7% for the nine months ended September 27, 2025.
Adjusted segment income and Adjusted segment income margin
Adjusted segment income decreased to $6.4 million for the three months ended September 26, 2026 from $6.7 million for the three months ended September 27, 2025, a decrease of $0.3 million, or 4.0%. This was primarily driven by the decrease in net sales as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliations” below.
Adjusted segment income margin increased by 50 basis points to 19.0% for the three months ended September 26, 2026 from 18.5% for the three months ended September 27, 2025.
Adjusted segment income increased to $22.6 million for the nine months ended September 26, 2026 from $21.7 million for the nine months ended September 27, 2025, an increase of $0.9 million, or 4.2%. This was primarily driven by the increase in segment income as discussed above, after adjusting for the non-cash and specified costs described in “—Non-GAAP Reconciliations” below.
Adjusted segment income margin increased to 18.8% for the nine months ended September 26, 2026 from 17.7% for the nine months ended September 27, 2025, an increase of 110 basis points.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$32,419	$24,028	$101,395	$83,160
Depreciation	6,053	5,509	17,915	17,026
Amortization	8,240	8,642	24,668	25,808
Interest expense, net	7,921	11,316	36,409	38,617
Income taxes	8,722	7,178	29,121	26,166
EBITDA	63,355	56,673	209,508	190,777
Loss on debt extinguishment (a)	—	—	2,037	—
Stock-based compensation (b)	—	—	—	57
Currency exchange items (c)	949	(536)	368	236
Acquisition and restructuring related expense, net (d)	8	276	1,261	3,767
Other (e)	203	2,653	437	1,567
Total Adjustments	1,160	2,393	4,103	5,627
Adjusted EBITDA	$64,515	$59,066	$213,611	$196,404

Net income margin	12.5%	9.8%	12.2%	10.8%
Adjusted EBITDA margin	24.8%	24.2%	25.6%	25.4%

(a)
Adjustments in the nine months ended September 26, 2026 represents a $1.8 million loss incurred as a result of the Company's debt refinancing in June 2026 in connection with the entry into the Credit Agreement. The Company also incurred a $0.2 million loss on debt extinguishment as a result of the voluntary repayment of the principal balance for a portion of other bank debt in February 2026.

(b)
Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s Initial Public Offering ("IPO").

(c)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(d)
Adjustments in the three months ended September 26, 2026 were primarily driven by $8 thousand of costs related to a restructuring action in E&RW.

Adjustments in the three months ended September 27, 2025 were primarily driven by $0.3 million of costs related to restructuring actions in E&RW.

Adjustments in the nine months ended September 26, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW and $0.5 million of termination benefits associated with the restructuring of several teams in NAM.

Adjustments in the nine months ended September 27, 2025 were primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.5 million of costs related to restructuring actions in E&RW and $0.2 million of separation costs for the consolidation of operations in North America, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.

(e)
Adjustments in the three months ended September 26, 2026 primarily included $0.2 million of non-recurring transition costs related to the restructuring in E&RW. Adjustments in the three months ended September 27, 2025 primarily included a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million was paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $0.2 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

Adjustments in the nine months ended September 26, 2026 primarily included $0.4 million of non-recurring transition costs related to the restructuring in E&RW. Adjustments in the nine months ended September 27, 2025 primarily included a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million was paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $1.3 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

Net Income and Net Income Margin to Adjusted Net Income and Adjusted Net Income Margin
Following is a reconciliation from net income and net income margin to adjusted net income and adjusted net income margin:

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$32,419	$24,028	$101,395	$83,160
Tax adjustments (a)	(551)	(481)	(809)	(673)
Other adjustments and amortization:
Loss on debt extinguishment (b)	—	—	2,037	—
Stock-based compensation (c)	—	—	—	57
Currency exchange items (d)	949	(536)	368	236
Acquisition and restructuring related expense, net (e)	8	276	1,261	3,767
Other (f)	203	2,653	437	1,567
Total other adjustments	1,160	2,393	4,103	5,627
Amortization	8,240	8,642	24,668	25,808
Debt refinancing fees (g)	—	—	5,186	—
Tax effect (h)	(2,119)	(2,708)	(7,787)	(7,717)
Adjusted net income	$39,149	$31,874	$126,756	$106,205

Net income margin	12.5%	9.8%	12.2%	10.8%
Adjusted net income margin	15.0%	13.0%	15.2%	13.7%

Weighted average number of common shares outstanding, basic	212,209,178	216,826,626	215,276,635	216,395,032
Weighted average number of common shares outstanding, diluted	216,531,281	222,420,881	219,897,633	222,074,267

Basic EPS	$0.15	$0.11	$0.47	$0.38
Diluted EPS	$0.15	$0.11	$0.46	$0.37

Adjusted basic EPS	$0.18	$0.15	$0.59	$0.49
Adjusted diluted EPS	$0.18	$0.14	$0.58	$0.48

(a)
Tax adjustments for the three and nine months ended September 26, 2026 reflected a normalized tax rate of 22.5% and 22.9%, respectively, compared to the Company’s effective tax rate of 21.2% and 22.3%, respectively. The Company’s effective tax rate for the three and nine months ended September 26, 2026 primarily included the tax benefits resulting from stock-based compensation and interest received on an income tax refund. Tax adjustments for the three and nine months ended September 27, 2025 reflected a normalized tax rate of 24.5% and 24.5%, respectively, compared to the Company's effective tax rate of 23.0% and 23.9%, respectively. The Company’s effective tax rate for the three and nine months ended September 27, 2025 primarily included the tax benefits resulting from stock-based compensation.

(b)
Adjustments in the nine months ended September 26, 2026 represents a $1.8 million loss incurred as a result of the Company's debt refinancing in June 2026 in connection with the entry into the Credit Agreement. The Company also incurred a $0.2 million loss on debt extinguishment as a result of the voluntary repayment of the principal balance for a portion of other bank debt in February 2026.

(c)	Represents non-cash stock-based compensation expense related to equity awards issued to management, employees, and directors. The adjustment includes only expense related to awards issued under the 2017 Equity Incentive Plan, which were awards granted prior to the effective date of Hayward’s IPO.
(d)	Represents unrealized non-cash (gains) losses on foreign denominated monetary assets and liabilities and foreign currency contracts.
(e)
Adjustments in the three months ended September 26, 2026 were primarily driven by $8 thousand of costs related to a restructuring action in E&RW.

Adjustments in the three months ended September 27, 2025 were primarily driven by $0.3 million of costs related to restructuring actions in E&RW.

Adjustments in the nine months ended September 26, 2026 were primarily driven by $0.8 million of costs related to a restructuring action in E&RW and $0.5 million of termination benefits associated with the restructuring of several teams in NAM.

Adjustments in the nine months ended September 27, 2025 were primarily driven by $3.3 million of transaction and integration costs associated with the acquisition of the ChlorKing business, $0.5 million of costs related to restructuring actions in E&RW and $0.2 million of separation costs for the consolidation of operations in North America, partially offset by a reduction in expense of $0.2 million to finalize the relocation of the Company's corporate office functions to Charlotte, NC from Berkeley Heights, NJ.
(f)	Adjustments in the three months ended September 26, 2026 primarily included $0.2 million of non-recurring transition costs related to the restructuring in E&RW. Adjustments in the three months ended September 27, 2025 primarily included a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million was paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $0.2 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.

Adjustments in the nine months ended September 26, 2026 primarily included $0.4 million of non-recurring transition costs related to the restructuring in E&RW. Adjustments in the nine months ended September 27, 2025 primarily included a $2.8 million non-recurring litigation expense. Expense beyond the $2.8 million was paid by the Company's insurance carriers pursuant to the Company's retention amount with its insurance carriers. Other adjustments include $1.3 million of income from insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.
(g)	Represents non-recurring professional fees expensed as part of our credit facility refinance for the portion of debt that was accounted for as a modification.
(h)	The tax effect represented the immediately preceding adjustments at the normalized tax rates as discussed in footnote (a) above.

Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for NAM (dollars in thousands):

NAM	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Segment income	$61,782	$55,387	$202,502	$182,215
Depreciation	5,140	4,675	15,147	14,623
Amortization	1,885	1,760	5,586	5,221
Other (a)	—	(101)	—	(611)
Total adjustments	7,025	6,334	20,733	19,233
Adjusted segment income	$68,807	$61,721	$223,235	$201,448

Segment income margin	27.3%	26.6%	28.4%	28.0%
Adjusted segment income margin	30.4%	29.6%	31.3%	31.0%

(a)	Adjustments in the three and nine months ended September 27, 2025 for NAM primarily included $0.1 million and $0.6 million, respectively, of insurance proceeds related to flood damage associated with a hurricane at a contract manufacturing facility.
Following is a reconciliation from segment income and segment income margin to adjusted segment income and adjusted segment income margin for E&RW (dollars in thousands):

E&RW	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Segment income	$5,733	$6,247	$20,656	$20,374
Depreciation	486	441	1,485	1,294
Other (a)	203	—	437	—
Total adjustments	689	441	1,922	1,294
Adjusted segment income	$6,422	$6,688	$22,578	$21,668

Segment income margin	17.0%	17.3%	17.2%	16.7%
Adjusted segment income margin	19.0%	18.5%	18.8%	17.7%

(a)	Adjustments in the three and nine months ended September 26, 2026 primarily included $0.2 million and $0.4 million, respectively, for non-recurring transition costs related to the restructuring in E&RW.

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
Unrestricted cash and cash equivalents totaled $236.3 million as of September 26, 2026, which was a decrease of $93.3 million from $329.6 million at December 31, 2025. As of September 26, 2026, the Company had $239.2 million in commercial paper and time deposits, which were included in short-term investments on the unaudited condensed consolidated balance sheets. As of December 31, 2025, the Company had $69.5 million in commercial paper, which was included in short-term investments on the unaudited condensed consolidated balance sheets.

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
Beyond the next 12 months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology, research and development activities, any potential merger and acquisition activity and potential share repurchases. The Company’s material contractual obligations include outstanding debt, operating leases and finance leases. For additional details related to the Company’s long-term contractual obligations for long-term debt, see Note 7 and for contractual obligations for leases see Note 13. We believe the combination of our current cash level, net cash provided by operating activities, and availability under the Revolving Facility will be sufficient to satisfy the above requirements.
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
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the unaudited condensed consolidated balance sheets at the time of the sales transaction. For ease of administration, the Company collects customer payments related to the receivables sold and remits those payments to the purchaser. Proceeds received from the sales of accounts receivable are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. We record the discount in the “Other expense (income), net” line in the unaudited condensed consolidated statements of operations. The Company, as the servicer under the Receivables Purchase Agreement, continues to service the accounts receivable sold. No sales of accounts receivable occurred during the nine months ended September 26, 2026. During the nine months ended September 27, 2025, there were proceeds of $99.1 million from the sale of $100.0 million of receivables under the Receivables Purchase Agreement. As of September 27, 2025, none of the sold receivables remained to be collected and remitted to the transferee. The expense recognized related to the discount on sales for the nine months ended September 27, 2025 was $0.9 million.
Long-Term Debt, Net
Long-term debt, net, consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Term Facility, due June 23, 2033	$960,000	$955,000
Other bank debt	1,182	4,826
Finance lease obligations	3,715	3,639
Subtotal	964,897	963,465
Less: Current portion of the long-term debt	(10,840)	(13,261)
Less: Unamortized debt issuance costs	(8,503)	(6,657)
Total	$945,554	$943,547
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

Pursuant to the Credit Agreement, the Company (i) borrowed $960.0 million of new term loans (the “Term Loans”) in U.S. dollars under a seven-year term loan facility (the “Term Facility”) and (ii) entered into a $425.0 million five-year revolving credit facility available in U.S. dollars, Canadian dollars, British pounds sterling, Euros, Australian dollars and other approved currencies (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), which Revolving Facility includes a $100.0 million letter of credit sublimit and a $50.0 million swingline sublimit (with use under such sublimits reducing availability under the Revolving Facility). The remaining outstanding principal under the Term Facility, after giving effect to required quarterly amortization, is due at maturity on June 23, 2033. The maturity date under the Revolving Facility is June 23, 2031.
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
As of September 26, 2026, there were no borrowings outstanding under the $425.0 million Revolving Facility, and borrowing availability of $421.7 million, with the $3.3 million difference attributable to letters of credit issued under the facility. The balance outstanding under the Term Facility as of September 26, 2026 was $960.0 million.
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
Term Loans and Prior Term Loans
The Term Loans refinanced in full the Prior Term Loans. The Prior Term Loans bore interest at a rate equal to a base rate or Term SOFR (subject to a 0.50% floor), plus, in either case, an applicable margin. The applicable margin was 2.75% per annum, with a stepdown to 2.50% per annum when net secured leverage of the US Borrower and its restricted subsidiaries was less than 2.5x.
For the three months ended September 26, 2026, the effective interest rate on borrowings under the Term Loans, including the impact of an interest rate hedge, was 5.18%. The effective interest rate is comprised of 5.70% for interest and 0.13% for financing costs, partially offset by 0.65% for interest income on the interest rate swaps.
For the nine months ended September 26, 2026, the effective interest rate on borrowings under the combination of the Prior Term Loans from January 1, 2026 to June 22, 2026 and the Term Loans from June 23, 2026 to September 26, 2026, including the impact of an interest rate hedge, was 5.68%. The effective interest rate is comprised of 6.07% for interest and 0.23% for financing costs, partially offset by 0.62% for interest income on the interest rate swaps.

Covenant Compliance
The Credit Agreement contains customary collateral requirements, restrictions, and covenants, including restrictions on indebtedness, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets and transactions with affiliates. The Credit Agreement also contains, for the benefit of the Revolving Facility only, covenants to maintain a maximum total leverage ratio and a minimum net interest coverage ratio. The Credit Agreement further contains customary events of default, including a change of control. As of September 26, 2026, the Company was in compliance with all covenants under the Credit Agreement. Refer to Note 7. “Long-Term Debt, Net” of Notes to unaudited condensed consolidated financial statements for further information on the terms of the Credit Facilities.
We also have a revolving credit facility for our Spain subsidiary in the amount of €0.5 million as a local source of liquidity. As of September 26, 2026, the Spain revolving facility balance was zero with a borrowing availability of €0.5 million.
Sources and Uses of Cash
Following is a summary of our cash flows from operating, investing, and financing activities:

(Dollars in thousands)	Nine Months Ended
	September 26, 2026	September 27, 2025
Net cash provided by operating activities	$225,455	$282,977
Net cash used in investing activities	(196,770)	(41,051)
Net cash used in financing activities	(121,476)	(10,920)
Effect of exchange rate changes on cash and cash equivalents	(607)	1,089
Change in cash and cash equivalents	$(93,398)	$232,095
Net cash provided by operating activities
Net cash provided by operating activities decreased to $225.5 million for the nine months ended September 26, 2026 from $283.0 million for the nine months ended September 27, 2025, a decrease of $57.5 million, or 20.3%. The decline in net cash provided by operating activities primarily reflected the timing of cash collections and inventory purchases, as well as higher incremental payments for accrued customer rebates and incentive plans, partially offset by increased net income.
Net cash used in investing activities
Net cash used in investing activities was $196.8 million for the nine months ended September 26, 2026 compared to net cash used in investing activities of $41.1 million for the nine months ended September 27, 2025, an increase of $155.7 million, or 379.3%. The increase in net cash used in investing activities was primarily driven by the net purchases of short-term investments.
Net cash used in financing activities
Net cash used in financing activities was $121.5 million for the nine months ended September 26, 2026 compared to net cash used in financing activities of $10.9 million for the nine months ended September 27, 2025, an increase of $110.6 million, or 1012.4%. The increase in net cash used in financing activities was driven by increased purchases of common stock and debt issuance costs related to the entry into the Credit Agreement during June 2026.
Off-Balance Sheet Arrangements
As of September 26, 2026 and December 31, 2025, we had an aggregate of $3.3 million and $3.9 million, respectively, of outstanding letters of credit on our Revolving Facility and Prior ABL Facility.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in Part II, Item 7, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K, which section is incorporated herein by reference. There have been no material changes to our critical accounting estimates during the nine months ended September 26, 2026.

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
There have been no material changes in the currency fluctuation risk and interest rate risk during the nine months ended September 26, 2026 from what we reported in our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 27, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company captioned Heicklen v. Holleran, et al., 2:23-cv-22649 (D.N.J.) (the “Heicklen Action”). On August 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of New Jersey against current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P., CCMP Capital Advisors, LP, and Alberta Investment Management Corporation captioned Hertzog v. Holleran, et al., 2:25-cv-14856 (D.N.J.) (the “Hertzog Action”). On November 18, 2025, a third shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company, as well as defendants affiliated with MSD Partners, L.P. and CCMP Capital Advisors, LP captioned Roberta Tackett, Aqua Palace, LLC and Jennifer Roberts vs. Hayward Holdings, Inc., et~~.~~ al., C.A. No. 2025-1344 (Del. Ch.) (the “Tackett Action”). On April 9, 2026, a fourth shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware against certain current and past officers and directors of the Company captioned David Aitken vs. Kevin Holleran, et al., C.A. 2026-0472 (Del. Ch.) (the "Aitken Action," and together with the Heicklen, Hertzog, and Tackett Actions, the "Derivative Actions"). The Derivative Actions allege claims for breaches of fiduciary duties to Company stockholders and/or aiding and abetting breaches of fiduciary duties in connection with the claims in the Securities Class Action. The Heicklen Action also alleges claims for unjust enrichment, corporate waste, and violations of Section 10(b) of the Exchange Act. The Hertzog Action also alleges claims for insider trading, corporate waste, and violations of Sections 14(a), 21D, 20(a), and 29(b) of the Exchange Act. The Tackett Action also alleges claims for insider trading and aiding and abetting insider trading. The Aitken Action also alleges claims for unjust enrichment and waste of corporate assets. The plaintiffs in the

Derivative Actions seek recovery of unspecified compensatory and punitive damages and attorneys' fees and costs, improvements to the Company’s corporate governance and internal procedures, disgorgement, and restitution. The Heicklen and Hertzog Actions are presently stayed. In the Tackett and Aitken Actions, defendants' time to respond to the complaint has not yet commenced.
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
The Company repurchased 3.4 million shares of its common stock under the Share Repurchase Program for the three months ended September 26, 2026. As of September 26, 2026, $330.8 million remained available under the current authorization for additional share repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
June 28 - August 1, 2026	2,107,508	$16.61	2,107,508	$347.3
August 2 - August 29, 2026	—	—	—	347.3
August 30 - September 26, 2026	1,284,110	12.85	1,284,110	$330.8
Total	3,391,618	$15.18	3,391,618

(1)
On July 28, 2025, the Board of Directors authorized the Share Repurchase Program, which authorized the repurchase of up to an aggregate of $450.0 million of its common stock with such authority expiring on July 28, 2028.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 26, 2026, three of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into a contract, instruction, or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this contract, instruction, or written plan as a “Rule 10b5-1 Trading Plan.”
We describe the material terms of each such Rule 10b5-1 Trading Plan below.
On August 3, 2026, Kevin Holleran, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan that provides for the sale, subject to certain conditions, of up to 332,000 shares of our common stock issuable upon the exercise of vested stock options and 8,000 shares held by certain trusts. Sales may be made under this trading plan through June 30, 2027, for a duration of 332 days.
On August 7, 2026, Eric L. Sejourne, our Senior Vice President, Chief Global Operations Officer, adopted a Rule 10b5-1 Trading Plan that provides for the sale, subject to certain conditions (including a limit price), of 100% of the net shares of our common stock (after tax withholding) issuable upon the vesting of 20,361 restricted stock units and 15,570 performance stock units (at target; the actual number of shares issuable upon the vesting may vary). Sales may be made under this trading plan through July 30, 2027, for a duration of 358 days.
On August 13, 2026, Eifion Jones, our Senior Vice President, Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of stock options and the sale, subject to certain conditions (including limit prices), of up to 196,887 shares of our common stock acquired on those exercises. It also covers up to an additional 79,113 shares of our common stock acquired on the exercise of stock options. Sales may be made under this trading plan through April 14, 2027, for a duration of 245 days.

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

HAYWARD HOLDINGS, INC.

Date: October 28, 2026	By:	/s/ Eifion Jones
	Name:	Eifion Jones
	Title:	Senior Vice President & Chief Financial Officer